Form 10-K
period 1995-12-31
F&M BANCORPORATION INC
filed 1996-03-25
CIK 793049

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10 - K

 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                      THE
                       SECURITIES EXCHANGE ACT OF 1934

                               DECEMBER 31, 1995

          For the fiscal year ended
                                   ---------------------------------------------

                                       OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                      THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------  -----------------

                   Commission file number      0-14553
                                         -------------------

                           F & M BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

               WISCONSIN                               39-1365327
        ------------------------        ------------------------------------
        (State of incorporation)        (I.R.S. Employer Identification No.)

  ONE BANK AVENUE, KAUKAUNA, WISCONSIN                            54130
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (414) 766-1717
                                                           -----------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.


              Yes       X                      No
                 ----------------                ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1996, 5,955,108 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $26.75 closing sale price on that date on the NASDAQ National Market System) held by non-affiliates (excludes a total of 452,037 shares reported as beneficially owned by directors and officers -- does not constitute an admission as to affiliate status) was approximately $147.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             PART OF FORM 10-K INTO WHICH
                       DOCUMENT                         PORTIONS OF DOCUMENTS ARE INCORPORATED
                       --------                         --------------------------------------

              Annual Report to Shareholders for the                 Parts I and II
                year ended December 31, 1995
              Proxy Statement for Annual Meeting of                    Part III
                Shareholders on April 23, 1996


                                     PART I

ITEM 1.       BUSINESS.

              F&M Bancorporation, Inc. ("F&M" or the "Company") was formed in 1980 to acquire the shares of Farmers and Merchants Bank of Kaukauna, Wisconsin (now known as F&M Bank-Kaukauna). F&M has grown internally and through acquisitions from a one-bank holding company with total assets of $37 million at its inception to a 13-bank holding company with total assets of $943.1 million at December 31, 1995.

              In February 1996, F&M acquired Monycor Bancshares, Inc. ("Monycor"), the holding company of Monycor Bank, with total consolidated assets of $29.5 million at December 31, 1995. See "Recent Developments" below. Giving effect to the Monycor acquisition, F&M had pro forma total assets of $972.6 million at December 31, 1995. The acquisition of Monycor is being accounted for using the pooling of interests method of accounting; however, because the Monycor acquisition occurred in 1996, all financial information and data included in this annual report on Form 10-K are prior to restatement for that transaction unless otherwise indicated. F&M does not believe that the restatement for the acquisition will have a material effect on its financial condition or results of operations.

Recent Developments

              Monycor Acquisition. On February 5, 1996, F&M acquired Monycor. Monycor owned a 98.4% interest in Monycor Bank (which was subsequently renamed "F&M Bank-Superior"). F&M Bank-Superior is a Wisconsin state bank headquartered, with a single office, in Superior, Wisconsin, in the northwestern corner of the state. In the Monycor transaction, Monycor merged into a subsidiary of F&M, and outstanding shares of Monycor Common Stock were converted into an aggregate of 157,563 shares of F&M Common Stock ("F&M Common"), valued for purposes of the transaction at $3.6 million.

              At December 31, 1995, Monycor had total assets of $29.5 million, net loans of $18.4 million, total deposits of $26.4 million and shareholders' equity of $1.7 million. For the fiscal year ended December 31, 1995, Monycor had net income of $380,000. F&M is accounting for the Monycor transaction using the pooling of interest method of accounting.

              USB Acquisition. On January 9, 1995, F&M acquired Union State Bank ("USB") which has been renamed "F&M Bank-Waushara County." F&M Bank-Waushara County is a Wisconsin state bank headquartered in Wautoma, Wisconsin, approximately 40 miles south-southeast of the city of Stevens Point, and 40 miles west of the city of Oshkosh. USB has five full-service offices located in Waushara County, Wisconsin.

              In the USB transaction, F&M offered to exchange outstanding shares of USB Common Stock for shares of F&M Common. The stock exchange offer was accepted by holders of over 99.9% of the outstanding shares of USB's Common Stock, and F&M issued 740,561 shares of F&M Common in the transaction, valued for purposes of the transaction at $16.2 million. The remaining shares of USB's Common Stock were subsequently acquired by F&M for cash.

              At December 31, 1994, USB had total assets of $93.8 million, total deposits of $83.1 million and shareholders' equity of $8.9 million. For the fiscal year ended December 31, 1994, USB had net income of $177,000, which included a special after tax charge of approximately $470,000 relating to the freezing of benefits under USB's defined benefit plan, and certain additional charges relating to the acquisition. F&M accounted for the USB transaction using the pooling of interest method of accounting.

              Proposed Algoma Acquisition. On January 8, 1996, F&M announced that it had entered into a letter of intent to acquire Community State Bank ("CSB"). A definitive agreement was signed on February 22, 1996. CSB is a Wisconsin state bank, with its main office in Algoma (in Kewaunee County), with a branch office in Forestville (in Door County), which are new markets for F&M. In that proposed CSB acquisition, F&M has offered to acquire CSB in exchange for shares of F&M Common. The aggregate acquisition price is expected to be approximately $12.5 million, with the number of shares of F&M Common to be determined based upon the market value at the time of closing.

              At December 31, 1995, CSB had total assets of $53.2 million, net loans of $19.7 million, total deposits of $44.5 million and shareholders' equity of $8.2 million. For the year ended December 31, 1995, CSB had net income of $629,000. The CSB acquisition is subject to regulatory approvals and other customary contingencies. While there can be no assurances, the parties expect that the CSB acquisition will be consummated in mid-1996. F&M does not expect that the CSB acquisition will have a material effect upon F&M because of the relative size of CSB as compared to F&M, and the proposed acquisition price as compared to F&M's total equity.

              Proposed Tomahawk Acquisition. On January 11, 1996, F&M entered into a definitive agreement providing for the acquisition of Bradley Bank ("Bradley") from its holding company and minority shareholders. The agreement in principle to acquire Bradley had been announced in September 1995. Bradley has two full service offices in Tomahawk, Wisconsin, and the acquisition of Bradley will enhance F&M's presence in north central Wisconsin; Bradley will be combined with F&M Bank-Lakeland. The proposed Bradley acquisition will be for cash. The acquisition price will be in a formula amount set forth in the agreement, which is expected to be approximately $6.2 million.

              At December 31, 1995, Bradley had total assets of $36.1 million, net loans of $25.5 million, total deposits of $32.6 million and shareholders' equity of $3.3 million. For the year ended December 31, 1995, Bradley had net income of $505,000.

              The Bradley acquisition is subject to regulatory approval and other customary contingencies. Applications for federal and state regulatory approvals have been filed; federal approval has been received and state approval is expected in April 1996. While there can be no assurances, the parties expect that the Bradley transaction will be consummated in the second quarter of 1996. F&M management does not expect the Bradley acquisition will have a material effect upon F&M because of the relative size of Bradley as compared to F&M, and the proposed acquisition price as compared to F&M's total equity.

              Proposed Little Chute Acquisition. As of January 15, 1996, F&M entered into a definitive agreement to acquire the Little Chute branch office of TCF Bank Wisconsin. The acquisition, which will include purchase of fixed assets and assumption of deposit liabilities by F&M Bank-Kaukauna, will enhance F&M's presence in the Fox River Valley. The proposed acquisition will be a cash transaction, in which F&M purchases the fixed assets of the Little Chute branch, and is reimbursed in cash (reduced by an agreed-upon premium) by TCF for the assumption of deposits. F&M Bank-Kaukauna will also acquire loans secured by deposits, if any, of the office. At December 31, 1995, the TCF Little Chute branch office had total deposits of approximately $8.0 million.

              The Little Chute acquisition is subject to regulatory approval and other customary contingencies. Federal and state regulatory approvals have been received. While there can be no assurances, the parties expect that the Little Chute transaction will be consummated in the second quarter of 1996. F&M management does not expect that the Little Chute acquisition will have a material effect upon F&M because of the relative size of the Little Chute office as compared to F&M, and the proposed acquisition price as compared to F&M's total equity.

              Proposed Bloomer Acquisition. During 1995, F&M announced a proposed acquisition of Peoples State Bank of Bloomer, Wisconsin ("PSB"). Although the transaction received the approval of over 65% of PSB's shareholders, it did not receive the statutorily required approval of at least 75% of PSB's shares. Therefore, the PSB acquisition offer expired without completion.

Subsidiary Banks

              F&M owns 14 subsidiary banks (the "Banks" or the "F&M Banks"), all of which are Wisconsin state banks, and each of which is a member of the Federal Reserve System. The Banks are community banks which provide a full range of services to consumers and businesses in small and medium-sized communities throughout Wisconsin. F&M provides the benefits of holding company affiliation while allowing the Banks to operate with considerable autonomy.

              The following table presents certain information as to the F&M Banks. Unless otherwise indicated, each of the F&M Banks is wholly-owned by F&M.

                                                               NO. OF FULL                 TOTAL
                                           YEAR              SERVICE OFFICES              ASSETS
             BANK                      ACQUIRED (1)            AT 3/31/96               AT 12/31/95
             ----                      ------------          --------------             -----------
                                                                                       (in millions)

F&M Bank-Kaukauna(2)                       1980                     3                     $104.1
F&M Bank-Appleton                          1981                     3                       50.4
F&M Bank-Hilbert                           1983                     3                       28.4
F&M Bank-Winnebago County                  1985                     3                       86.8
F&M Bank-New London                        1987                     1                       31.6
F&M Bank-Portage County                    1987                     3                       57.7
F&M Bank-Fennimore(3)                      1988                     1                       43.7
F&M Bank-Potosi                            1988                     2                       30.2
F&M Bank-Lancaster(4)                      1990                     1                       38.6
F&M Bank-Lakeland                          1991                     5                      101.6
F&M Bank-Kiel                              1991                     1                       41.1
F&M Bank-Northeast                         1994                    10                      226.6
F&M Bank-Waushara County                   1995                     5                       97.3
F&M Bank-Superior(5)                       1996                     1                       29.5
------------------

(1) In the case of F&M Banks resulting from mergers, represents the date F&M first acquired any of the constituent banks in those mergers.
(2)      F&M Bank-Kaukauna is 98.9% owned by F&M.
(3)      F&M Bank-Fennimore is 97.3% owned by F&M.
(4) In March 1996, F&M Bank-Lancaster consolidated its two Lancaster offices into a single office.
(5)      F&M Bank-Superior is 98.4% owned by F&M.

         F&M's network of community banks generally operates with significant local autonomy, with general oversight and support from F&M. F&M believes this autonomy allows the F&M Banks to better serve the customers in their respective communities, and thus enhances the F&M Banks' business opportunities and operations. After acquiring banks, F&M generally maintains local bank charters and keeps intact existing management and boards of directors. Generally, F&M Bank managements operate independently of F&M in selecting deposit products developed by F&M and in making pricing and credit decisions. F&M maintains an approval procedure for new loans above certain threshold amounts and provides ongoing loan review and administration assistance and other services for the F&M Banks. F&M encourages F&M Bank officers and employees to be active in community groups and projects.

Markets

         F&M Banks provide services through a total of 42 full service offices in 37 Wisconsin communities. In recent years, the economic and business environment in the State of Wisconsin has been relatively strong and stable. The communities in which the F&M Banks maintain offices range in population from almost 100,000 to less than 500. Although many of the communities in which the F&M Banks are located are relatively small, they generally have diverse economies with representation from many industry groups. Twenty-one of the F&M Banks' locations represent the only commercial bank office in their community. Each F&M Bank branch provides complete retail banking services and full service banking for personal, commercial and service industry customers.

         F&M's largest markets are in east-central and northeast (and adjacent areas of central) Wisconsin, particularly in and near the group of cities and smaller communities from Oshkosh to Green Bay locally known as the "Fox River Valley." This area includes F&M's Fox Valley and Northeast Regions, and nearby banks. F&M's Fox Valley Region includes F&M Banks-Appleton, Hilbert, Kaukauna, Kiel and New London. F&M's Northeast Region consists of F&M Bank-Northeast. F&M's Banks-Portage County, Waushara County and Winnebago County round out the market areas.

         F&M Banks-Fennimore, Potosi and Lancaster are located in Grant County in southwest Wisconsin, and make up F&M's Southwest Region. F&M's other markets include north central Wisconsin, served by F&M Bank-Lakeland with its five offices, and northwest Wisconsin, served by F&M Bank-Superior.

Acquisition and Expansion Strategy

         The Company's strategy is to continue to grow by actively pursuing opportunities to acquire other financial institutions and by establishing additional branches. The Company's primary geographic area of focus for expansion is small metropolitan areas and other communities in Wisconsin. Although it is not currently pursuing out-of-state acquisitions, it would consider appropriate opportunities in contiguous states should they arise. The Company generally concentrates on acquisitions of banks with $25 million or more in assets, although it would consider acquiring a smaller institution if the Company would be able conveniently and economically to operate it as a branch of a nearby Bank or other attractive factors exist.

         In addition to the acquisitions described above under "Recent Developments," in the past five years, F&M has consummated five other acquisitions:

         Pulaski Acquisition. On March 21, 1994, F&M acquired Pulaski Bancshares, Inc. ("PBI") and its wholly-owned subsidiary Pulaski State Bank (subsequently renamed "F&M Bank-Pulaski" and merged as part of F&M Bank-Northeast). The PBI acquisition enhanced F&M's presence in northeast Wisconsin. In the PBI transaction, outstanding shares of PBI common stock, and share equivalents subject to outstanding PBI options, were converted into shares of F&M Common. In the merger, F&M issued a total of 867,214 shares of F&M Common, and assumed an option which was converted into an option to purchase 14,455 shares of F&M Common. At December 31, 1993, PBI had total assets of $79.9 million and shareholders' equity of $9.2 million. F&M accounted for the PBI transaction using the pooling of interests method of accounting.

         First National Acquisition. On February 11, 1994, F&M acquired First National Financial Corporation ("FNFC") and its wholly-owned subsidiary First National Bank of Wisconsin ("Northeast Bank"), which has been renamed "F&M Bank-Northeast" and converted to a Wisconsin state bank. The FNFC acquisition established F&M's presence in Wisconsin areas northeast of the Fox River Valley. In the FNFC transaction, outstanding shares of FNFC common stock were converted into shares of F&M Common, resulting in the issuance of 347,328 shares of F&M Common after adjustment for fractional share interests. The then outstanding shares of FNFC preferred stock were converted into cash at their redemption value (plus accrued dividends), for aggregate cash payments of $2.1 million. Also, F&M repaid certain corporate debt of FNFC to a third party bank in the amount of $4.5 million, including accrued interest. At December 31, 1993, FNFC had total assets of $106.3 million and common shareholders' equity of $3.2 million. F&M accounted for the FNFC transaction using the pooling of interests method of accounting.

         Park Ridge. In September 1993, the Company acquired Park Ridge Bancshares, Inc. ("Park Ridge"), a Wisconsin bank holding company and its wholly-owned subsidiary, Bank of Park Ridge (now "F&M Bank-Portage County"), in a stock transaction valued at $3.3 million. The acquisition of Park Ridge allowed the Company to establish a presence in Stevens Point and complemented two nearby offices of F&M Bank-Amherst Junction, which was subsequently merged into F&M Bank-Portage County. At June 30, 1993, Park Ridge had total assets of $27.1 million and shareholders' equity of $2.2 million. The acquisition of Park Ridge was accounted for as a pooling of interests.

         Lakeland. In April 1991, the Company acquired Lakeland Financial Corp. ("Lakeland"), a Wisconsin bank holding company which owned approximately 96% of Lakeland State Bank (now F&M Bank-Lakeland), in a stock and cash transaction valued at $7.6 million. The Company subsequently acquired the remaining minority interest in that bank for $317,000 in cash. The acquisition of Lakeland allowed the Company to establish a significant presence in north central Wisconsin vacation and resort areas. At March 31, 1991, Lakeland State Bank had total assets of $73.4 million and stockholders' equity of $6.1 million. The acquisition of Lakeland was accounted for as a purchase.

         Kiel. In April 1991, the Company also acquired SBK Bancshares, Inc. ("Kiel"), a Wisconsin bank holding company which wholly-owned State Bank of Kiel (now F&M Bank-Kiel), in a stock and cash transaction valued at $3.8 million. The acquisition of SBK allowed the Company to expand its presence in east central Wisconsin. At March 31, 1991, State Bank of Kiel had total assets of $31.1 million and stockholders' equity of $3.0 million. The acquisition of SBK was accounted for as a purchase.

         The Company's acquisition strategy also focuses on past performance of the target, management strengths and weaknesses, location, community demographics, relative health of the local economy, organizational structure of the target, size of the target and consideration for the acquisition. In evaluating these criteria, management considers the alternatives and costs associated therewith to enter a particular market, and the impact of the proposed acquisition on the Company's earnings and stock price.

         To supplement the presence it has established in various markets, and to expand to new markets, the Banks will from time to time open additional branch offices, including supermarket and other non-traditional branches, in communities which warrant additional coverage. Since 1988, the Banks have established de novo branches in Appleton (two), Darboy, Green Bay, Kaukauna, Minocqua and Oshkosh. The Company will also consider branch purchases, as in the case of Little Chute.

         The Company believes that its experience in making acquisitions and in assimilating acquired institutions into the Company's system, as well as its philosophy of permitting significant independence of the management of the Banks, position the Company well to take advantage of future expansion opportunities. The Company believes that its experience with, and willingness to acquire, banks in smaller communities gives it an advantage in responding to certain acquisition opportunities. These opportunities may be created by management succession needs, desires to obtain assistance in responding to increasing regulatory requirements, bank shareholder liquidity needs and similar situations.

         Since its inception, the Company has experienced substantial growth through acquisitions of other financial institutions. F&M's strategy to continue to make acquisitions is dependent upon its ability to identify potential targets for acquisition and consummate transactions on terms acceptable to F&M. Also, F&M's future success is dependent in part upon its ability to integrate the operations of, and manage over time, acquired financial institutions. In addition to its pending acquisitions, F&M has acquired seven financial institutions within the past five years, including two acquisitions in the first quarter of 1994, one in the first quarter of 1995, and one in the first quarter of 1996. The two 1994 acquisitions were the largest acquisitions undertaken by F&M in terms of the consideration paid and the size of the acquired institution, respectively. The 1995 acquisition was F&M's second largest acquisition in both categories. In addition, one acquisition announced by F&M in 1995 was not completed due to failure of the target bank to secure the required bank shareholder approval.

Business Planning and Marketing

         Company-wide plans are set each year, both for F&M and for the Banks, and are developed after substantial input from and consultation with Bank personnel. Progress is regularly monitored in meetings with Bank employees and in system-wide reports. F&M also uses compensation and performance incentives for all of its employees to help achieve the plan targets.

         F&M developed "Lifestyle Banking" in 1992 for implementation by the Banks to bolster each of their marketing efforts in the communities they serve. Lifestyle Banking seeks to attract new customers and create broad banking relationships with customers by focusing on their varying needs rather than attempting to design products and services of general application or aggressively price a particular product or service. Bank employees are trained to recognize customer needs and take additional responsibility and initiative in marketing the Banks' products and services to provide more individualized customer service. Lifestyle Banking is also designed to provide a continuing customer-level source of ideas to help the Banks better serve their customers and communities.

Lending and Investments

         The F&M Banks offer short-term and long-term loans on a secured or unsecured basis for business or personal purposes. The F&M Banks focus their lending activities on individuals and small businesses in their immediate market areas. Lending has been almost exclusively within the State of Wisconsin. The markets of the F&M Banks include a wide variety of businesses; therefore, F&M does not believe it is unduly exposed to problems in any particular industry group.

         F&M believes that it can best serve its customers, and thereby enhance F&M's business, operations and profitability, by maximizing local autonomy in credit decisions. Generally, managements of the F&M Banks operate independently of F&M in making credit decisions. F&M maintains an approval procedure for any new loan that exceeds a specified threshold amount (varying depending upon the F&M Bank) or loan participations exceeding $750,000. F&M also provides continuing loan review and administrative assistance for the F&M Banks. The foregoing are in addition to each F&M Bank's internal loan procedures.

         The F&M Banks participate in lending guaranteed by the Small Business Administration and/or the Federal Housing Administration. For residential customers, the F&M Banks make mortgage loans and offer a variety of programs which are for resale in secondary mortgage markets or which are retained in the F&M Banks' portfolios. F&M does not have any substantial business with foreign obligors.

         Real Estate Loans. Real estate loans include residential mortgages and agricultural real estate, commercial real estate and construction loans. On a company-wide basis, real estate lending represents F&M's largest category of loans outstanding. At December 31, 1995, residential, commercial and agricultural real estate loans represented approximately 67% of loans outstanding, the majority of which consists of residential real estate first mortgages, with real estate construction loans approximating an additional 3% of the portfolio.

         F&M originates residential mortgage loans which generally are long-term, with either fixed or variable interest rates. F&M's general policy, which is subject to review by management as a result of changing market and economic conditions, and other factors, is to retain all variable interest rate mortgage loans in its portfolio and to sell all long-term fixed interest rate mortgage loans to the secondary market, but retaining servicing rights to some of those loans. Variable interest rate real estate loans are generally repriceable on an annual basis or may be adjusted at F&M's discretion. All commercial and agricultural real estate loans are written on an adjustable basis, the majority of which are tied to the prime rate, or short-term fixed rate basis. F&M believes the most significant risks relating to real estate loans result from possible declines in value of the real estate securing loans, as well as the borrower's ability to repay.

         Commercial and Industrial Loans. Loans in this category principally include loans to service, retail, wholesale and manufacturing businesses. At December 31, 1995, approximately 17% of loans outstanding were in this category. The F&M Banks provide both secured and unsecured loans and lines of credit for the operations and expansion needs of local business. The F&M Banks generally look to a borrower's business operations as the principal source of repayment, but they also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property, and/or personal guaranties. Repayment risk relating to commercial and industrial loans generally relates to the success or failure of the underlying business enterprise.

         Agricultural Loans. There is a strong focus on the agricultural industry in many of the communities in which F&M Banks' offices are located. The agricultural products produced in these communities vary significantly, and include dairy, livestock, vegetables and other cash crops. At December 31, 1995, approximately 6% of loans outstanding were made to agricultural producers, excluding agricultural real estate lending which constitutes an additional approximately 6% of loans. These loans are in a variety of communities and relate to a variety of agricultural commodities, thus lessening F&M's exposure to weaknesses in any one geographical area or type of agricultural production. Because of the breadth and relative health of Wisconsin's agricultural industries, F&M has not experienced significant system-wide problems in agricultural-related loans. Credit risks relating to agricultural loans generally depend upon varying commodity prices and crop conditions which affect agricultural producers.

         Installment and Other Consumer Loans. F&M makes installment and other consumer loans, including automobile loans, home improvement loans and personal lines of credit. At December 31, 1995, approximately 7% of the loans were installment or other consumer loans. F&M believes that consumer loans often represent the beginning of a long-term banking relationship with new customers. Credit risks relating to installment and consumer loans include the risks relating to the repayment capacity of the borrower involved and the depreciation of the assets used as collateral for such loans.

         Other Investments. F&M maintains a diversified portfolio of investments, primarily consisting of U.S. Treasury securities, obligations of U.S. government corporations and agencies, and obligations of states and their political subdivisions. The portfolio includes limited mortgage-backed securities. F&M attempts to balance its portfolio to meet its liquidity needs while endeavoring to maximize investment income, and to maximize tax advantages.

Deposits

         Each of the F&M Banks offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market accounts, and certificates of deposit. Deposits at each F&M Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits.

         Local managements of the F&M Banks are given significant latitude in determining and pricing the depository products offered. F&M makes a general determination of the deposit products which may be offered by the F&M Banks, and its corporate staff regularly consults with local management in developing new products which may be appropriate for local communities. However, local management selects which of F&M's various products can be most successfully offered in the various communities which its F&M Bank serves. In addition, local management is given the flexibility to price deposit products locally, to best compete in an F&M Bank's particular marketplace.

Other Customer Services and Products

         Other aspects of the business of the Banks include safety deposit box services, and the sale and purchase of U.S. government securities, obligations of U.S. government agencies, obligations of state and political subdivisions and other similar securities. The Banks use repurchase agreements on a limited basis, primarily with municipal customers.

         Certain of the Banks have established "Investment Centers" which, through arrangements with other service providers, offer securities brokerage services, annuities, and mutual fund products in addition to the other banking products and services offered by the Banks. Currently, only F&M Bank-Lancaster offers trust services, although F&M Bank-Kaukauna has applied for trust powers.

Administration of the Banks

         Although each of the Banks operates with a significant level of independence, F&M has centralized operations for certain functions, and makes available its corporate staff and centralized resources for other functions upon request.

         Credit-Related Services. Initial customer credit decisions are made by the local management of each Bank. To assist local management and to maintain system-wide credit standards, F&M has established a system-wide credit committee to review credits to the extent lending proposals exceed threshold amounts for the Banks, or if a Bank wishes to participate in a credit with other Banks. See "Lending and Investments" above. In addition, F&M's corporate staff will provide individual Banks with assistance on credit review and collection upon request. Internal audit and compliance officers of F&M regularly review the Banks' lending portfolios and require periodic reports from the Banks as to outstanding credits and their quality.

         Investments. To help maximize the investment return to F&M and the Banks, F&M has centralized investment functions through commonly-managed investment subsidiaries of each Bank. F&M has determined that this centralized investment management strategy is more efficient and economical and creates the possibility for more advantageous investment returns to the Banks than would be possible with each Bank independently managing its investment portfolio.

         Data Processing. After a review of its data processing needs, in December 1992, F&M contracted with an outside provider for these services through a combination of on-site Bank personnel and remote processing hardware and software. Under the data processing agreement, new hardware and software are being maintained at remote locations although F&M has the option to acquire both the hardware and the software to perform the data processing in-house if that is subsequently deemed in its best interests. F&M provides data processing services to all of the Banks except F&M Banks-Woodruff, Northeast, Waushara County and Superior through this arrangement. Management believes that the systems which F&M Bank-Woodruff and F&M Bank-Northeast maintain are sufficient for their current needs. F&M Banks-Waushara County and Superior have not yet converted to the outside processor, and no specific date for conversion has been set.

         Other Operations and Services. F&M provides other services for the benefit of the Banks such as marketing assistance, human resources services and benefits administration, and centralized purchasing of supplies. F&M believes that centralizing these services promotes efficiency and cost savings for the Banks without interfering with their community-oriented management.

Competition

         The F&M Banks actively compete with other financial institutions and businesses in both attracting and retaining deposits and making loans. Direct competitors include banks, savings and loans and credit unions. These institutions offer direct competition in the areas of deposits and loans. Other competitors include insurance companies, securities brokerage firms, trust companies and investment management firms which also offer competition for many of the services offered by the F&M Banks, such as discount brokerage and annuities.

         F&M believes it has a competitive advantage because 21 of its 42 F&M Bank office locations represent the only commercial bank office in their respective communities. However, in certain of these communities, savings and loan associations, savings banks or credit unions also maintain offices, and there are bank offices located in other nearby communities. Competition with other financial institutions and businesses can affect the Banks' ability to obtain and retain customers as well as the pricing levels of their products and services. F&M believes its focus on establishing continuing banking relationships and on individualized customer service provides additional competitive advantages.

         F&M also faces competition in seeking institutions to acquire. Wisconsin has recently experienced a significant consolidation of its banking industry, and many large holding companies with greater resources than F&M (including several out-of-state holding companies) are actively pursuing acquisitions in Wisconsin. This competition affects the available acquisition opportunities for F&M and can affect the costs of such acquisitions.

         The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. While the Company's community banking strategy stresses "traditional" personal service, the Company's future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in F&M's bank operations. Many of F&M's competitors have substantially greater resources to invest in technological improvements.

Regulation and Supervision

         The banking industry is highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, dividend limitations, limitations on products and services offered, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. Financial institution regulation has been the subject of significant legislation in recent years, may be the subject of further significant legislation in the future, and is not within the control of F&M. This regulation substantially affects the business and financial results of all financial institutions and holding companies, including F&M and the F&M Banks.

         All of the F&M Banks are incorporated under the banking laws of Wisconsin. Each of the F&M Banks is therefore subject to supervision and regulation by the Wisconsin Commissioner of Banking (the "Commissioner"). Effective July 1, 1996, the office of the Commissioner is being consolidated with several other Wisconsin regulators, under the new Department of Financial Institutions (the "Department"); the F&M Banks will therefore then be subject to regulation by that Department, its Secretary, and its Division of Banking.

         Each of the F&M Banks is a member of the Federal Reserve System, and is therefore subject to regulation by the Federal Reserve Board. The deposits of each of the banks are insured, up to statutory limits, by the Federal Deposit Insurance Corporation. As a registered bank holding company under the Bank Holding Company Act of 1956, F&M itself is subject to review and regulation by the Federal Reserve Board. F&M, as a holding company, is also subject to review and examination by the Commissioner (and will be subject to the Department) under Wisconsin law.

         In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks declared and paid without the approval of the Commissioner (Department) be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits in the event there have been insufficient net profits. Any other dividends require the prior written consent of the Commissioner (Department). Each of the F&M Banks is in compliance with all applicable capital requirements and may pay dividends to F&M.

         Under federal legislation enacted in 1994, beginning in September 1995 Wisconsin bank holding companies, including F&M, have been allowed to acquire banks and holding companies nationwide, and holding companies in all other states will be allowed to acquire banks and holding companies in Wisconsin. Wisconsin law generally requires the approval of the Commissioner (Department) for all acquisitions of banks in Wisconsin, whether by Wisconsin or out-of-state entities. Interstate bank mergers, under specified circumstances and subject to adoption of Wisconsin legislation permitting such mergers by Wisconsin state banks, would be permitted beginning in 1997. To date, F&M has not actively pursued acquisitions of institutions outside of Wisconsin, although it would consider doing so should an appropriate opportunity arise. Wisconsin law permits establishment of full service bank branch offices statewide.

         F&M, as a member of the banking industry, is affected by general economic conditions, particularly as those conditions affect the Wisconsin communities served by the F&M Banks. A financial institution's earnings also depend to a large extent upon the relationship between the cost of funds (primarily deposits) and the yield on earning assets (loans and investments). This relationship, known as the interest rate margin, is subject to fluctuation and is affected by regulatory, economic and competitive factors which influence interest rates, the volume and rate of interest on interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Statistical Information

         The principal sources of income for the subsidiary banks of F&M are interest and fees on loans, interest on short-term investments and interest on securities. The total operating income and the percentage of each to total operating income is shown below:

                                                                 YEAR ENDED DECEMBER 31,
          ITEM OF INCOME                                 1995            1994              1993
-------------------------------------------------------------------------------------------------
Interest and fees on loans
  and short-term borrowings                              80.8%           78.1%             73.3%
Interest on securities                                   13.4%           15.8%             18.7%
Non-interest income                                       5.8%            6.1%              8.0%
Total operating income (in thousands)                   $77,104         $64,699           $62,941

F&M and its subsidiaries do not have any material foreign deposits, loans or operations.

         The following statistical information is offered in response to the Securities and Exchange Commission's "Guide 3 - Statistical Disclosures by Bank Holding Companies". Certain of that information is included in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A") at Item 7 hereof, and is incorporated in this section by reference thereto (rather than restating the information).

I.   A. & B.     DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY -
                 INTEREST RATES AND DIFFERENTIALS

                 Incorporated by reference from MD&A under the caption "Results of Operations - Net Interest Income."

I.   C.          INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE

                 Incorporated by reference from MD&A under the caption "Results of Operations - Net Interest Income."

II.  A.          INVESTMENT PORTFOLIO

                 Incorporated by reference from MD&A under the caption "Financial Condition - Investment Portfolio."

II.  B.          RELATIVE MATURITIES & WEIGHTED AVERAGE INTEREST RATES

                 Incorporated by reference from MD&A under the caption "Financial Condition - Investment Portfolio."

III.             LOAN PORTFOLIO

A.               TYPES OF LOANS

                 Incorporated by reference from MD&A under the caption "Financial Condition - Loan Portfolio."

         The Company does not have any loans known to be to foreign obligors. The Company is not lessee under leases which, in the aggregate, are material to it. To the extent the Company utilizes lease financing for its customers, the leases are accounted for as loans, and included in the appropriate loan categories.

B.               MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
                 RATES

                 Incorporated by reference from MD&A under the caption "Financial Condition - Loan Portfolio."

C.               RISK ELEMENTS

                 Incorporated by reference from MD&A under the caption "Financial Condition - Non-Performing Assets."

D.               OTHER INTEREST BEARING ASSETS

                 None

IV.  A.          SUMMARY OF LOAN LOSS EXPERIENCE

                 Incorporated by reference from MD&A under the caption "Financial Condition - Summary of Loan Loss Experience."

IV.  B.          ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                 Incorporated by reference from MD&A under the caption "Financial Condition - Allocation of Allowance for Loan Loss."

V.               DEPOSITS

The Companies average balances of deposits and the average rate paid on these deposits during the years ended December 31, 1995, 1994 and 1993 are:

                                                 1995                     1994                      1993
                                         ---------------------------------------------------------------------
DOLLARS IN THOUSANDS                      BALANCE     RATE          BALANCE     RATE          BALANCE     RATE
--------------------------------------------------------------------------------------------------------------

Non-interest bearing demand deposits      $97,162       --          $90,891       --          $80,623      --

Interest bearing demand deposits           78,039     1.95%          84,759     1.90%          91,017    2.31%

Saving deposits                           196,721     2.89%         197,318     2.47%         182,693    2.72%

Time deposits                             411,917     5.61%         352,391     4.53%         333,835    4.65%
--------------------------------------------------------------------------------------------------------------
Total                                    $783,839                  $725,287                  $688,168
==============================================================================================================

The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1995 is: $75,303,000. Their maturing distribution is as follows:

         --  three months or less                           $32,060,000
         --  over three months and through twelve months    $33,891,000
         --  over one year                                  $ 9,352,000

Neither F&M or its subsidiaries have any deposits in foreign banking offices.

VI.              RETURN ON EQUITY AND ASSETS

The various ratios are included in the MD&A under the caption "Results of Operations" and "Financial Condition - Capital Adequacy" and are incorporated by reference thereto.

VII.             SHORT-TERM BORROWINGS

The comparison of short-term borrowings as of December 31, follows:

DOLLARS IN THOUSANDS                                      1995            1994              1993
-------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
under repurchase agreement                              $12,194          $19,442           $5,366

Other short-term borrowings                                --                404              478
-------------------------------------------------------------------------------------------------
Totals                                                  $12,194          $19,846           $5,844
=================================================================================================

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

DOLLARS IN THOUSANDS                                      1995            1994              1993
-------------------------------------------------------------------------------------------------
As of end of year:

  Weighted average rate                                  5.65%            5.90%            3.72%

For the year:

  Maximum amount outstanding                            $31,904          $32,509           $9,836

  Average amount outstanding                            $15,885          $18,590           $7,880

  Weighted average rate                                  5.81%            4.38%            3.31%

ITEM 2.       PROPERTIES.

         Of the Banks' 42 total offices, 41 are located in buildings which are owned by the respective Banks and one is in a leased facility. The lease is short-term, which the Company believes is appropriate for the particular location. In addition, the Company owns its headquarters building in Kaukauna, Wisconsin. In March 1996, F&M Bank-Lancaster consolidated its two offices in Lancaster into a single office, after the expansion of the remaining office. F&M Bank-Portage County expects to begin construction of a new main bank building, near its current Stevens Point (Park Ridge) office, in 1996. The bank is considering what office locations will be appropriate to retain after the new office is opened. In addition, F&M-Northeast has acquired a site in western Green Bay, Wisconsin, at which it intends to open a new branch office.

         All of the facilities which are owned by the Company or the Banks are designed for commercial banking operations. All facilities used by the Company and the Banks are suitable for their current and anticipated expanded utilization, although the Company regularly reviews whether any changes or improvements would be advisable.

ITEM 3.       LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings other than routine litigation which is not material to its business.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

         In 1993 and 1994, F&M augmented and reorganized its management structure to provide a regional management structure, lessen dependence on any particular individual, and to enhance its ability to provide services for the F&M Banks and manage its substantial growth. The following table sets forth certain information regarding the executive officers of F&M. Executive officers are elected annually by the Board of Directors, and serve at the discretion of the Board.

                                     AGE AT
NAME                                 3/31/96                POSITION(S)
----                                 -------                -----------

Gail E. Janssen                          65                 President, Chairman of the Board,
                                                              Chief Executive Officer and Director
Richard L. Grall                         48                 Regional Vice President-Fox Valley
John W. Johnson                          42                 Regional Vice President-Northeast and
                                                              Director
Douglas A. Martin                        44                 Regional Vice President-Southwest and
                                                              Director
Daniel E. Voet                           32                 Chief Financial Officer and Treasurer
Donna R. Habert                          44                 Vice President-Data Processing
Janet M. Lakso                           53                 Vice President-Administration and
                                                              Secretary
Bartholomew Salazar                      32                 Vice President-Investments
Linda K. Seefeldt                        41                 Vice President-Marketing
Peter H. Smaby                           34                 Vice President-Compliance/Loan Review
Darlene M. Vanden Boogart                37                 Vice President-Audit
Constance M. Verbruggen                  36                 Vice President-Human Resources

         Mr. Janssen has served as President, Chairman, Chief Executive Officer and a director of F&M since its inception. Mr. Janssen also serves as Chairman of the Board of seven of the Banks. Mr. Janssen served as President of F&M Bank-Kaukauna from 1977 to 1991. F&M has historically considered itself highly dependent upon the services of Mr. Janssen, although the 1993 and 1994 changes in management structure were intended, in part, to lessen that dependence.

         In March 1996, F&M announced that Gary Lichtenberg would join F&M as President and Chief Operating Officer on April 15, 1996. (Mr. Janssen will remain Chairman and Chief Executive Officer.) Mr. Lichtenberg, age 52, has served as Senior Vice President and Banking Controller of Marshall & Ilsley Corporation since its 1994 acquisition of Valley Bancorporation. Mr. Lichtenberg had previously served as Valley Bancorporation's Senior Vice President, Chief Financial Officer and Secretary since 1984, and had served as a Valley officer since 1970.

         Mr. Grall became Regional Vice President-Fox Valley of F&M in August 1994. Mr. Grall has been president of F&M Bank-Appleton since 1981.

         Mr. Johnson became Regional Vice President-Northeast of F&M in August 1994. Mr. Johnson was President of F&M Bank-Pulaski since 1989, and also became President of F&M Bank-Northeast in March 1994, shortly before the merger of the two banks. Mr. Johnson was elected to F&M's Board of Directors in April 1994, as contemplated by F&M's acquisition of PBI.

         Mr. Martin became Vice President of F&M in 1992 and was named Regional Vice President-Southwest of F&M in March 1994. Mr. Martin became Chairman of the Board of F&M Banks-Fennimore, Lancaster and Potosi in March 1994. Mr. Martin has been President of F&M Bank-Fennimore since 1985. Mr. Martin has served as a director of F&M since 1990.

         Mr. Voet became Chief Financial Officer at year end 1994 and Treasurer in 1993. Mr. Voet previously served as Corporate Accountant of F&M since 1991, before which he was a certified public accountant in private practice.

         Ms. Habert became Vice President-Data Processing of F&M in 1993. Prior to that time, she was Assistant Vice President-Data Processing since 1989. Ms. Habert had been employed by F&M Bank-Kaukauna since 1971.

         Ms. Lakso became F&M's Vice President-Administration in 1993 and Secretary at year end 1994. Ms. Lakso was Assistant Vice President-Administration since 1992. Ms. Lakso has served F&M since 1980 as assistant to the President, and was first employed by F&M Bank-Kaukauna in 1970.

         Mr. Salazar joined F&M as Assistant Vice President-Investments in 1992 and became Vice President-Investments in 1993. Prior to joining F&M, Mr. Salazar was employed by First Interstate Bank of Wisconsin and its successor, Norwest Bank Wisconsin, N.A., in a variety of positions including Manager of Wire Transfer Operations, Manager of Float Control Operations, Investment Portfolio Manager and as a financial analyst.

         Ms. Seefeldt joined F&M as Vice President-Marketing in 1990. Previously, she served as Marketing Director of River Valley Bancorporation, a Wisconsin bank holding company.

         Mr. Smaby became Vice President-Compliance/Loan Review in 1993. Mr. Smaby joined F&M in 1987 as a loan review and compliance officer, and was named Assistant Vice President-Compliance/Loan Review in 1990.

         Ms. Vanden Boogart became Vice President-Audit in 1993. Ms. Vanden Boogart began employment with F&M Bank-Kaukauna in 1976, and served F&M as Audit Manager from 1987 to 1993.

         Ms. Verbruggen joined F&M as Vice President-Human Resources in March 1995. Ms. Verbruggen was Human Resources Director at Shawano Community Hospital from 1993 to 1995, and previously served as Human Resource Manager for C.M.D. Corporation.

         F&M and its subsidiaries employed approximately 419 persons on a full-time equivalent basis at December 31, 1995.

                                 *  *  *  *  *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The discussions in this Report on Form 10-K, and the documents incorporated herein by reference, contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 above in this Report and in the Company's Management's Discussion and Analysis incorporated by reference in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         Information in response to this item is incorporated herein by reference to "Market Information and Dividends" on page 36 in the Company's Annual Report to Shareholders for the year ended December 31, 1995 ("1995 Annual Report").

ITEM 6.       SELECTED FINANCIAL DATA.

         Incorporated by reference to "Selected Financial Data" on page 17 in the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 35 in the 1995 Annual Report.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Incorporated by reference to the financial statements of the Company appearing at pages 37 through 60 of the 1995 Annual Report, and "Summary Quarterly Financial Information" on page 35 of the 1995 Annual Report. Also see the "Index to Financial Statements and Financial Statement Schedules" filed as part of Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors", "Executive Compensation," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on April 23, 1996 ("1996 Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.      EXECUTIVE COMPENSATION.

         Incorporated by reference to "Election of Directors", "Executive Compensation" (excluding "Compensation Committee Report on Executive Compensation" therein), and "Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to "Transactions with the Corporation" in the 1996 Proxy Statement.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      DOCUMENTS FILED:

              1 and 2. Financial Statements and Financial Statement Schedules. See the following "Index to Financial Statements and Financial Statement Schedules," which is incorporated herein by reference.

              3. Exhibits. See Exhibit Index included as last part of this report, which is incorporated herein by reference.

         (b)  REPORTS ON FORM 8-K:

              No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995. However, the Registrant subsequently has filed a report on Form 8-K, dated February 5, 1996, which relates to its acquisition of Monycor and the expiration of its offer to acquire PSB. That Report did not include financial statements of Monycor, because of the relative size of Monycor as compared to F&M.


                 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statements of the Company and subsidiaries are included in this Form 10-K Annual Report by reference to the indicated pages of the 1995 Annual Report:


                                                                                               PAGE NUMBER IN
                                                                                             1995 ANNUAL REPORT
                                                                                             ------------------

Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . .          37

Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . . .          38

Consolidated Statements of Earnings for the years ended
December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          39

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . .         40-41

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42-43

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .                 44-60

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               F&M BANCORPORATION, INC.



Dated March 25, 1996                 By: /s/ Gail E. Janssen
                                         -------------------------------------
                                         Gail E. Janssen, Chairman of the Board,
                                         President and Chief Executive Officer

                               -----------------

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gail E. Janssen, Daniel E. Voet and Janet M. Lakso, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and any state securities commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                               -----------------

         Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.*

                              SIGNATURE AND TITLE

             /s/ Gail E. Janssen                                        /s/ Douglas A. Martin
------------------------------------------------         ---------------------------------------------------
   Gail E. Janssen, President and Chairman                          Douglas A. Martin, Director
   of the Board (Chief Executive Officer)


              /s/ Daniel E. Voet                                        /s/ Duane G. Peppler
------------------------------------------------         ---------------------------------------------------
   Daniel E. Voet, Chief Financial Officer                           Duane G. Peppler, Director
                and Treasurer
     (also, Principal Accounting Officer)

               /s/ Otto L. Cox
------------------------------------------------         ---------------------------------------------------
            Otto L. Cox, Director                                   Robert C. Safford, Director

              /s/ Paul J. Hernke
------------------------------------------------         ---------------------------------------------------
           Paul J. Hernke, Director
                                                                    Glenn L. Schilling, Director

             /s/ John W. Johnson
------------------------------------------------         ---------------------------------------------------
          John W. Johnson, Director                                   Joseph F. Walsh, Director

---------------
*  Each of the above signatures is affixed as of March 25, 1996.

                            F&M BANCORPORATION, INC.
                               (THE "REGISTRANT")

                                 EXHIBIT INDEX
                                       TO
                            1995 REPORT ON FORM 10-K

Exhibit                                                          Incorporated Herein                   Filed
Number                          Description                          By Reference                    Herewith
-------                         -----------                      -------------------                 --------

 3(i)                 Restated Articles of Incorporation, as     Exhibit 3.1 to Registrant's
                      amended through May 14, 1992               Report on Form 10-Q for the
                                                                 quarter ended March 31, 1992
                                                                 ("3/31/92 10-Q")

 3(ii)                Bylaws, as amended through February 4,     Exhibit 3.2 to Registrant's
                      1994                                       Report on Form 10-K for the
                                                                 year ended December 31, 1993
                                                                 ("1993 10-K")

 10.1**               Registrant's 1993 Incentive Stock          Exhibit A to Registrant's
                      Option Plan                                Proxy Statement for 1993
                                                                 Annual Meeting of
                                                                 Shareholders ("1993 Proxy
                                                                 Statement")

 10.2**               Registrant's 1993 Stock Option Plan        Exhibit B to 1993 Proxy
                      for Non-Employee Directors                 Statement

 10.3**               Registrant's Executive Bonus Plan          Description thereof under
                                                                 "Compensation Committee
                                                                 Report on Executive
                                                                 Compensation" in the
                                                                 Registrant's Proxy Statement
                                                                 for 1996 Annual Meeting of
                                                                 Shareholders ("1996 Proxy
                                                                 Statement")

 10.4**               Registrant's Deferred Compensation         Exhibit 10.6 to Registrant's
                      Agreements with:                           Report on Form 10-K for the
                                                                 year ended December 31, 1992
    (a)               Gail E. Janssen
    (b)               Duane G. Peppler

 10.5**               Registrant's Officers' Stock Purchase      Description thereof under
                      Plan                                       "Officers' Stock Purchase Plan"
                                                                 in 1996 Proxy Statement

 10.6                 Noncompetition Agreement dated             Exhibit 10.1 to the
                      February 11, 1994 between the              Registrant's Report on Form
                      Registrant and Robert C. Safford           8-K dated February 11, 1994

Exhibit                                                          Incorporated Herein                   Filed
Number                          Description                          By Reference                    Herewith
-------                         -----------                      -------------------                 --------



 10.7**               Agreement dated November 4, 1993           Exhibit 10.1 to the
                      between Pulaski Bank (n/k/a F&M Bank       Registrant's Report on Form
                      Northeast) and John W. Johnson             8-K dated March 21, 1994
                                                                 ("3/21/94 8-K")

 10.8**               Option Agreement dated March 17, 1993      Exhibit 10.2 to 3/21/94 8-K
                      between Pulaski Bancshares, Inc. and
                      John W. Johnson, together with the
                      assumption thereof by the Registrant
                      dated March 21, 1994

 10.9                 Stock Exchange Agreement dated as of       Exhibit B to the definitive
                      July 20, 1994, as amended October 31,      Prospectus dated November 8,
                      1994, between the Registrant and Union     1994, filed under Rule 424
                      State Bank*                                pursuant to Registration
                                                                 Statement 33-83632

 10.10(a)             Plan and Agreement of Merger and           Exhibit 2.1 to the
                      Reorganization dated November 1, 1995      Registrant's Report on Form
                      among the Registrant, Monycor              10-Q for the quarter ended
                      Bancshares, Inc. and F&M Merger            September 30, 1995
                      Corporation*

 10.10(b)             Amendment No. 1 thereto, dated             Exhibit 2.1(b) to the
                      December 1, 1995                           Registrant's Report on Form
                                                                 8-K dated February 5, 1996

 10.11                Plan and Agreement of Merger and                                                   X
                      Reorganization dated as of January 11,
                      1996 by and between F&M Bank-Lakeland
                      and Bradley Bank*

 10.12                Plan and Agreement of Merger and                                                   X
                      Reorganization dated as of
                      February 22, 1996 by and among the
                      Registrant, F&M Interim Bank and
                      Community State Bank*

 10.13                Branch Purchase Agreement dated as of                                              X
                      January 15, 1996 by and between F&M
                      Bank-Kaukauna and TCF Bank Wisconsin
                      fsb*

 13                   Annual Report to Shareholders for the                                              X
                      year ended December 31, 1995


Exhibit                                                          Incorporated Herein                   Filed
Number                          Description                          By Reference                    Herewith
-------                         -----------                      -------------------                 --------


 21                   List of Subsidiaries                                                               X

 23                   Consent of Wipfli Ullrich Bertelson                                                X
                      CPAs.

 24                   Power of Attorney (contained on the                                                X
                      Signature Page)

 27                   Financial Data Schedule                                                            X

 99                   Form 11-K for F&M Retirement and                                             (To be filed
                      Savings Plan                                                                  by amend-
                                                                                                   ment)

------------------

* Excluding schedules and exhibits, which are identified in such documents. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

** Designates management contracts or compensatory plans or arrangements which are filed as exhibits hereto.