Form 10-Q
period 1996-03-31
F&M BANCORPORATION INC
filed 1996-05-15
CIK 793049

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   -----------------------

Commission file number      0-14553
                      -------------------------

                           F & M Bancorporation, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                         39-1365327
- ------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

One Bank Avenue, Kaukauna, Wisconsin                          54130
- ------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (414) 766-1717
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 91 days.  Yes   X    No
                                               -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1996.

        $1.00 par value common
        5,956,108 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION:
- ----------------------------------
Item l.  Financial Statements                                               3

         Condensed Consolidated Balance Sheets
           as of March 31, 1996 and December 31,
           1995 (Unaudited)                                                 4

         Condensed Consolidated Statements of Earnings
           for the three months ended March 31, 1996
           and 1995 (Unaudited)                                             5

         Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1996
           and 1995 (Unaudited)                                             6

         Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                           7

Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                               10

PART II. OTHER INFORMATION
- --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Matters                                                     17

Item 6.  Exhibits and Reports on Form 8-K                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The condensed consolidated financial statements included herein have been included by F & M Bancorporation, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This information is unaudited but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of Company management, are necessary for a fair presentation of the results for such periods.

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                       March 31,      December 31,
                                                                         1996            1995
                                                                    ------------     ------------
ASSETS
Cash and cash equivalents                                           $ 27,438,053     $ 41,007,534
Investment securities (Note B)
  Held to maturity                                                    65,757,479       72,352,431
  Available for sale - stated at fair value                          119,338,723      110,733,127
Federal funds sold                                                    17,914,000       20,734,000
Loans (Note C)                                                       718,263,653      698,793,249
  Less:  Allowance for loan losses                                    (9,068,267)      (8,853,493)
                                                                     -----------      -----------
                 Net loans                                           709,195,386      689,939,756

Bank premises and equipment, net                                      21,542,907       21,112,931
Other real estate                                                        964,025          863,434
Other assets                                                          15,848,257       15,409,673
                                                                     -----------      -----------
                                                                    $977,998,830     $972,152,886
                                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                            $ 99,932,328     $106,834,385
    Interest bearing                                                 743,113,922      741,711,571
                                                                     -----------      -----------
                 Total deposits                                      843,046,250      848,545,956

  Short-term borrowing                                                27,717,616       12,194,134
  Other borrowings                                                     5,333,244       11,292,494
  Accrued expenses and other liabilities                              12,063,790       12,299,814
                                                                     -----------      -----------

                 Total liabilities                                   888,160,900      884,332,398

Minority interest in subsidiaries                                        235,280          231,473

Shareholders' Equity
  Common stock - $1 par value:
    Authorized - 10,000,000 shares
    Issued - 5,994,108                                                 5,994,108        5,994,108
  Capital surplus                                                     42,526,716       42,526,716
  Retained earnings                                                   42,174,640       39,995,240
  Net unrealized loss on securities available for sale                  (268,376)        (102,611)
  Less-Common stock held in treasury at cost-
    39,000 shares                                                       (824,438)        (824,438)
                                                                     -----------     ------------
                 Total shareholders' equity                           89,602,650       87,589,015
                                                                     -----------     ------------
         Total liabilities and shareholders' equity                 $977,998,830     $972,152,886
                                                                     ===========     ============


     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                          Three months ended March 31,
                                                                        1996                     1995
                                                                    -----------              -----------
Interest income
  Interest and fees on loans                                        $16,480,451              $14,674,559
  Interest on investment securities
    Taxable                                                           1,703,197                1,781,653
    Exempt from federal tax                                             931,010                  863,626
Other interest income                                                   481,561                  124,512
                                                                     ----------               ----------
   Total interest income                                             19,596,219               17,444,350
                                                                     ----------               ----------

Interest expense
  Interest on deposits                                                8,431,569                6,975,626
  Interest on short-term borrowing                                      231,823                  351,701
  Interest on other borrowing                                           166,301                  138,917
                                                                     ----------               ----------
        Total interest expense                                        8,829,693                7,466,244
                                                                     ----------               ----------

        Net interest income                                          10,766,526                9,978,106

Provision for loan losses                                               406,999                  332,250
                                                                     ----------               ----------

        Net interest income after
          provision for loan losses                                  10,359,527                9,645,856
                                                                     ----------               ----------

Other income
  Service charges on deposit accounts                                   661,312                  579,710
  Other operating income                                                662,382                  558,758
  Net security gain                                                     (18,482)                  10,231
                                                                     ----------               ----------
                                                                      1,305,212                1,148,699
                                                                     ----------               ----------

Other expenses
  Salaries and employee benefits                                      3,740,169                3,435,776
  Other operating expense                                             3,164,946                3,603,877
                                                                     ----------               ----------
                                                                      6,905,115                7,039,653
                                                                      ---------               ----------

Income before income taxes                                            4,759,624                3,754,902

Income taxes                                                          1,508,394                1,179,423
                                                                     ----------               ----------

  NET INCOME                                                        $ 3,251,230              $ 2,575,479
                                                                     ==========               ==========


EARNINGS PER COMMON SHARE                                                   .55                      .43


     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                   1996                1995
                                                                ---------           ---------
Increase (decrease) in cash and cash equivalents:
    Cash flows from operating activities:
      Net income                                             $  3,251,230       $  2,575,479
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for depreciation and net amortization        590,129            559,069
           Provision for loan losses                              406,999            332,250
           Gain on sale of investment securities                   18,482            (10,231)
           Increase in other assets                              (531,276)          (571,876)
           Gain on sale of equipment                              (37,719)              (114)
           Increase (decrease) in other liabilities              (203,438)           298,406
           Provision for other real estate losses                  11,560             13,805
           Gain on sale of other real estate                       (9,526)           (61,348)
           Minority interest                                        3,807            (21,544)
                                                              -----------        -----------
    Net cash provided by operating activities                   3,500,248          3,113,896
                                                              -----------        -----------

    Cash flows from investing activities:
           Proceeds from sale of investment securities
             available for sale                                 1,039,700          7,289,322
           Proceeds from maturities of investment
             securities available for sale                     11,666,388         11,709,501
           Purchase of investment securities
             available for sale                               (15,255,103)       (21,790,784)
           Proceeds from maturities of investment
             securities held to maturity                        1,659,179          2,470,047
           Purchase of investment securities
             held to maturity                                  (1,332,875)          (406,867)
           Net decrease in federal funds sold                   2,820,000          5,598,000
           Net increase in loans                              (19,823,028)       (21,924,262)
           Capital expenditures                                (1,124,572)        (1,219,807)
           Proceeds from sale of equipment                        229,612              1,425
           Proceeds from sale of other real estate                 58,274            421,932
           Payment for purchase of other real estate                 ---             (48,991)
                                                              -----------        -----------
     Net cash used in investing activities                    (20,062,425)       (17,900,484)
                                                              -----------        -----------

    Cash flows from financing activities:
           Net decrease in deposits                            (5,499,706)        (2,314,010)
           Net increase in short-term borrowings               15,523,482          1,445,229
           Dividends paid                                      (1,071,830)          (937,416)
           Purchase of common stock                                  ---            (845,625)
           Net increase (decrease) in other borrowings         (5,959,250)        14,489,065
                                                              -----------        -----------
    Net cash provided by financing activities                   2,992,696         11,837,243
                                                              -----------        -----------

Net decrease in cash and cash equivalents                     (13,569,481)        (2,949,345)
Cash and cash equivalents at beginning of period               41,007,534         37,008,875
                                                              -----------        -----------
Cash and cash equivalents at end of period                   $ 27,438,053       $ 34,059,530
                                                              ===========        ===========



     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles
for interim financial information.   Accordingly, they do not include all of
the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisitions of Union State Bank, acquired January 9, 1995, and Monycor Bancshares, Inc., acquired February 5, 1996. These transactions have been accounted for using the pooling of interests method of accounting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE B - INVESTMENT SECURITIES

    Carrying amounts and market values of investment securities held to maturity at March 31, 1996 are as follows:

                                                          Carrying     Market
                                                           Amount      Value
                                                          --------    -------
                                                             (in thousands)
Exempt obligations of states and political subdivisions    $65,757    $67,015
                                                           =======    =======


NOTE C - LOANS

    At March 31, 1996, loans are as follows:
                                 (in thousands)
Commercial and industrial                                           $122,759
Agricultural                                                          42,586
Real estate construction                                              25,005
Real estate mortgage                                                 471,986
Installment and other consumer                                        55,927
                                                                     -------
                                                                     718,263
Less allowance for loan losses                                        (9,068)
                                                                     -------
       Net loans                                                    $709,195
                                                                     =======

NOTE D - EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock are based on weighted average number of common shares outstanding of 5,955,108 and 5,966,664 for the three months ended March 31, 1996 and 1995.

NOTE E - NON-PERFORMING ASSETS

    The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at March 31, 1996:

(in thousands)
Non-accrual loans                        $6,944   0.97%
Loans past due 90 days or more              119   0.02
Restructured loans                          601   0.08
                                         ------   ----

Total non-performing loans                7,664   1.07

Other real estate owned                     964   0.13
                                         ------   ----

Total non-performing assets              $8,628   1.20%
                                         ======   ====


NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes loan balances at March 31, 1996; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:

(in thousands)
Average balance of loans for period                $707,634
                                                   ========

Allowance for loan losses at
  beginning of period                                 8,853

Loans charged off
  Commercial and Industrial                             105
  Real Estate - Mortgage                                 10
  Installments and Other Consumer Loans                 150
                                                      -----

  Total charge offs                                     265

Recoveries on loans previously
  charged off
  Commercial and Industrial                              49
  Real Estate - Mortgage                                  3
  Installment and Other Consumer Loans                   21
                                                      -----

  Total recoveries                                       73

Net loans charged off                                   192

Provisions for loan
  losses                                                407
                                                      -----
Allowance for loan losses
  at end of period                                   $9,068
                                                     ======

Ratio of net charge offs
  during period to average
  loans outstanding (annualized)                       0.11%
Allowance for loan
  losses to total loans                                1.26%


NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

    The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at March 31, 1996:


                                                   Percent
                                                   of loans
                                       Amount of   in each
                                       reserve     category
                                       for loan    to total
(in thousands)                          losses      loans
- -----------------------------------------------------------
Commercial,
industrial, and
agricultural                           $ 3,742       23.0%
Real estate -
construction                               150        3.5
Real estate - mortgage                   3,370       65.7
Installment and other
consumer loans                           1,806        7.8
                                        ------      -----
                                        $9,068      100.0%
                                        ======      =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    The following discussion and analysis provides information regarding F & M Bancorporation, Inc.'s (the "Company" or "F&M") results of operations for the three months ended March 31, 1996 and 1995 and financial condition at March 31, 1996. These statements have been restated to reflect the acquisitions of Union State Bank ("Union"), acquired January 9, 1995 and Monycor Bancshares, Inc. ("Monycor"), acquired February 5, 1996. These transactions have been accounted for using the pooling of interests method of accounting.

    Since March 31, 1996, the Company has also completed two other previously announced acquisitions. As of April 26, 1996, the Company acquired the Little Chute branch office of TCF Bank Wisconsin. Effective as of May 10, 1996, F&M consummated the acquisition of Bradley Bank. Both of these acquisitions are being accounted for using the purchase method of accounting; therefore, they will be reflected in the Company's results of operations only from and after the dates of acquisitions. The Company does not expect that these acquisitions will have a material effect on it because of the relative sizes of Bradley Bank and the Little Chute office as compared to the Company. (For further information, see Item 5 of this report)

    The Company has announced a pending acquisition which, if consummated, would affect the Company's future operations. In March 1996, the Company announced that it had entered into a definitive agreement to acquire Community State Bank, Algoma, Wisconsin, a bank with total assets of approximately $55 million. The Company intends to account for the pending acquisition using the pooling of interests method of accounting. The Company expects the Community State Bank acquisition to be consummated in the second quarter of 1996.

RESULTS OF OPERATIONS

   For the three months ended March 31, 1996, net income increased $676,000, or 26.2%, to $3.3 million from $2.6 million in the first quarter of 1995. The annualized return on average assets was 1.34% for the first quarter of 1996 compared with 1.15% for the first quarter of 1995. Returns on average stockholders' equity on an annualized basis for the first quarters of 1996 and 1995 were 14.75% and 13.58%, respectively.

Net Interest Income

   Net interest income for the three months ended March 31, 1996 increased $788,000, or 7.9%, to $10.8 million from $10.0 million in the first quarter of 1995. Total interest income for the first quarter of 1996 increased $2.2 million, or 12.3%, to $19.6 million from $17.4 million in the first quarter of 1995. Interest expense increased $1.4 million, or 18.3%, to $8.8 million in the first quarter of 1996 from $7.5 million in the first quarter of 1995.

   Increased net interest income for the three month period resulted primarily from maintaining net interest margins and increased lending activity. Total interest income increased for the three month period in 1996 compared to the same period last year as a result of an increase in interest and fees on loans due to increased loan activity and generally stable interest rates, while total interest expense increased for the three month period in 1996 compared to 1995 as a result of increased levels of deposits.

Provision for Loan Losses

    The provision for loan losses for the three months ended March 31, 1996 increased $75,000, or 22.5%, to $407,000 from $332,250 in the first quarter of 1995. The increased provision is due mainly to the increase in the loan portfolio. Subject to its continuing review, management currently anticipates that the provision for the remaining quarters of the year will be comparable to the first quarter of 1996. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

    Non-interest income for the three months ended March 31, 1996 increased $157,000, or 13.6%, to $1.3 million from $1.1 million in the first quarter of 1995. The increase was due principally to increases in service charges and other fee income, offset by small securities losses.

Non-Interest Expense

    Non-interest expense for the three months ended March 31, 1996 decreased $135,000, or 1.9%, to $6.9 million from $7.0 million in the first quarter of 1995. The decrease was due primarily to the effect of the decrease in FDIC insurance premiums, partially offset by additional staffing and normal increases in salaries and employee benefits.

    The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.30% in the first quarter of 1996 compared with 2.62% in the first quarter of 1995. The decrease in this ratio in the first quarter of 1996 was the result of the factors set forth above.

Provision for Income Taxes

    The Company's provision for income taxes for the three months ended March 31, 1996 increased $329,000, or 27.9%, to $1.5 million from $1.2 million in the first quarter of 1995. The increase in income tax provision was principally due to increased taxable income.

Net Income

    Net income for the first quarter of 1996 increased by $676,000, or 26.2% to $3.3 million from $2.6 million in the same period for 1995.

    Net income per common share was $0.55 for the first quarter of 1996 compared with $0.43 in the first quarter of 1995, an increase of 27.9%. Although the Company adopted a stock option plan in 1993, as of March 31, 1996, fully diluted earnings per share are equal to the stated earnings per share numbers.

FINANCIAL CONDITION

Loan Portfolio

    At March 31, 1996, total loans increased $19.5 million, or 2.8%, to $718 million from $699 million at December 31, 1995. The loan mix in the Company's portfolio at March 31, 1996 did not change in any material respect compared with December 31, 1995. The increase resulted primarily from steady loan demand spread throughout the Company's subsidiary banks.

Non-Performing Assets

    At March 31, 1996, non-performing assets amounted to $8.6 million, compared to $7.3 million at December 31, 1995. Non-performing loans at March 31, 1996 were $7.7 million, or 1.07% of total loans, compared to $6.5 million at December 31, 1995. Other real estate owned ("OREO") at March 31, 1996 was $964,000 as compared to $863,000 at December 31, 1995. The ratio of non-performing assets to total loans at March 31, 1996 was 1.20%. Management continues to work at reducing the level of non-performing assets.

Summary of Loan Loss Experience

    For the first three months of 1996, total charge-offs were $265,000 and total recoveries were $73,000. The annualized ratio of net charge- offs to average loans outstanding for the three months ended March 31, 1996 was 0.11%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

    At March 31, 1996 and December 31, 1995, the allowance for loan losses as a percentage of total loans was 1.26% and 1.27% respectively. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.

Investment Portfolio

    At March 31, 1996, the investment portfolio increased $2.0 million, or 1.1%, to $185 million from $183 million at December 31, 1995. At March 31, 1996 and December 31, 1995, the investment portfolio represented 18.9% and 18.8% of total assets, respectively.

Deposits

    Total deposits at March 31, 1996 decreased $5.5 million, or 0.7%, to $843 million from $849 million at December 31, 1995. Interest-bearing deposits at March 31, 1996 increased $1.4 million, or 0.2%, to $743 million from $742 million at December 31, 1995. Historically, deposits have typically increased at year end and then gradually returned to prior levels, resulting in a typical first quarter decrease in deposits.

Borrowings

    Short-term borrowings at March 31, 1996 were $27.7 million, as compared to $12.2 million at December 31, 1995. Short-term borrowings consist primarily of federal funds purchased. The Company has used short-term borrowings to assist in funding its increasing loan demand. Management has taken steps to monitor short-term borrowings and is comfortable with the current level.

    Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of March 31, 1996. These borrowings are secured by pledges of mortgage loans, and totaled $5.3 million at March 31, 1996, compared to $10.8 million at December 31, 1995. These FHLB borrowings had original maturities of three months to seven years at March 31, 1996.

CAPITAL ADEQUACY

    During the three months ended March 31, 1996, stockholders' equity increased $2.0 million due to net income of $3.3 million in the first quarter, offset by dividends paid to stockholders and a slight decrease in equity, due to the effect of FASB 115 resulting from the increased net unrealized loss on securities available for sale. At March 31, 1996, the Company's risk-based Tier 1 capital ratio was 11.81%. The total risk-based capital ratio was 13.05% and the leverage ratio was 8.86%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.07% at March 31, 1996, compared with 8.50% at March 31, 1995.

    F & M's common stock dividend payout ratio was 33.0% in the first three months of 1996 as compared to 33.8% in the comparable 1995 period. These numbers do not include the dividends historically paid by Union and Monycor prior to their acquisitions by the Company.

   At March 31, 1996, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

    During the first quarter the Company incurred capital expenditures of approximately $3.0 million for replacement and renovation of facilities and the purchase of a new branch location. In addition, on May 10, 1996, the Company acquired Bradley for $6.6 million in cash. The Company's Little Chute acquisition resulted in net cash of $6.6 million paid to F&M, in exchange for F&M's assumption of $7.5 million in deposits and transfer to F&M of the physical assets of the Little Chute branch. The capital expenditures are being paid for by cash provided by operations.

LIQUIDITY

    As shown in the Company's Consolidated Statements of Cash Flows for the three months ended March 31, 1996, cash and cash equivalents decreased by $13.5 million during the period to $27.4 million at March 31, 1996. The decrease primarily reflected $3.5 million in net cash provided by operating activities and $3.0 million in net cash provided by financing activities, offset by $20.0 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected an increase in short-term borrowings. Net cash used in investing activities consisted primarily of net increases in loans and investments plus necessary capital expenditures, offset by a net decrease in federal funds sold.

    The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are investment securities available for sale and other marketable assets maturing within one year. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. The Company can also utilize borrowing capacities if appropriate. Although the percentage of earning assets represented by loans is increasing, management believes that its sources of liquidity are adequate.

OTHER

    SFAS No. 114 (Accounting by Creditors for Impairment of a Loan) as amended by SFAS No. 118 (Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures) was adopted by the Company as of January 1, 1995. In accordance with the new standard, the 1995 allowance for loan losses includes specific allowances related to loans which have been judged to be impaired and which fall within the scope of SFAS No. 114 (primarily commercial loans). A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. Since the Company evaluates the overall adequacy of the allowance for credit losses on an ongoing basis, the adoption of SFAS No. 114 did not affect the amount of the allowance for credit losses or the existing income recognition and charge-off policies for nonperforming loans.

    SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) was issued by FASB in March 1995. SFAS No. 121 requires long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The statement also requires long-lived assets and certain intangibles to be disposed of or be reported at the lower of carrying amount or fair value less cost to sell. This statement was adopted by the Company effective January 1, 1996. The adoption of SFAS No. 121 did not have a significant impact on the Company's financial condition or results of operations.

    SFAS No. 122 (Accounting for Mortgage Servicing Rights) was issued by FASB in May 1995. SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. The total cost of the mortgage loan will be allocated between the relative fair values of the loan and the mortgage servicing rights. The cost allocated to mortgage servicing rights will be recognized as a separate asset and amortized over the period of estimated servicing income. This statement was adopted by the Company effective January 1, 1996. The adoption of SFAS No. 122 did not have a significant impact on the Company's financial condition or results of operations. Future impact of adoption is contingent on the future levels of mortgage loan sales.

    SFAS No. 123 (Accounting for Stock-Based Compensation) was issued by FASB in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages a "fair value-based method" of accounting for stock-based compensation plans. Upon adoption of SFAS No. 123, the Company will be required to disclose in the notes to the financial statements the difference between the "fair value method" and the "intrinsic value method" as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25 on the Company's financial statements. SFAS No. 123 was adopted as of January 1, 1996, and did not have a significant impact on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

    The foregoing discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above and in the Company's annual report on Form 10-K for the year ended December 31, 1995 (including the Management's Discussion and Analysis incorporated by reference therein).

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of the Company's shareholders on April 23, 1996, pursuant to Proposal 1, management's nominees named below were elected as directors, of the class whose term expires in 1999, by the indicated votes cast for and withheld with respect to each nominee. Of the 4,585,951 shares of Common Stock which were represented at the meeting, at least 98.5% of the shares voting were voted for the election of each of management's nominees, as follows:

         Name of Nominee          FOR                       WITHHELD
         ---------------          ---                       --------

         Otto L. Cox              4,523,560                62,391
         Douglas A. Martin        4,554,538                31,413
         Glenn Schilling          4,553,875                32,076

There were no abstentions or broker non-votes with respect to the election of directors. In addition to the directors elected at the meeting, the Company's continuing directors are Paul J. Hernke, Gail E. Janssen, John W. Johnson, Duane G. Peppler, Robert C. Safford and Joseph W. Walsh.

         In addition, shareholders voted to approve two other proposals. Under Proposal 2, shareholders authorized secured loans to officers of the Company and its subsidiaries to foster participation in the Company's Stock Purchase Plan. Under Proposal 3, shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000. The votes on those two proposals were as follows:

                                                                                     BROKER
PROPOSAL                     FOR              AGAINST               ABSTAIN          NON-VOTES
- --------                     ---              -------               -------          ---------
#2 (Stock Plan Loans)        3,185,991        628,667               271,605          499,688

#3 (Number of Shares)        4,365,989        143,869                76,093             -0-

         Further information concerning the matters voted upon at the 1996 Annual Meeting of Shareholders is contained in the Company's proxy statement dated March 27, 1996 with respect to the 1996 annual meeting.

ITEM 5.  OTHER MATTERS

         Effective as of May 10, 1996, F&M consummated its previously announced acquisition of Bradley Bank ("Bradley"), from Bradley's holding company and minority shareholders. The Bradley acquisition was made in exchange for $6.6 million in cash, by means of a merger of Bradley with F&M Bank-Lakeland.

         Bradley's two full service offices in Tomahawk, Wisconsin, will enhance F&M's presence in north central Wisconsin. At December 31, 1995, Bradley had total assets of $36.1 million, net loans of $25.5 million, total deposits of $32.6 million and shareholders' equity of $3.3 million. For the year ended December 31, 1995, Bradley had net income of $505,000.

         As of April 26, 1996, F&M consummated its previously announced acquisition of the Little Chute branch office of TCF Bank Wisconsin ("TCF"). The acquisition, which included purchase of fixed assets and assumption of deposit liabilities by F&M Bank-Kaukauna, will enhance F&M's presence in the Fox River Valley. F&M purchased the fixed assets of the Little Chute branch for cash, and was reimbursed in cash (reduced by an agreed-upon premium) by TCF for the assumption of deposits. At April 26, 1996, the Little Chute branch office had total deposits of approximately $7.5 million.

         F&M management does not expect that the Bradley and Little Chute acquisitions will have a material effect upon F&M because of the relative sizes of Bradley and the Little Chute office as compared to F&M, and the acquisition prices as compared to F&M's total equity. Both of the acquisitions are being accounted for using the purchase method of accounting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

    (b)  Reports on Form 8-K:

                 The Registrant filed one report on Form 8-K during the first quarter of fiscal 1996. The Report on Form 8-K, dated February 5, 1996, related to the Registrant's acquisition of Monycor Bancshares, Inc. ("Monycor") on that date. Because of the relative size of the Company and Monycor, the report did not include historical financial statements of Monycor or pro forma financial statements of the Company. It also reported the termination of the Company's proposal to acquire Peoples State Bank of Bloomer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          F&M BANCORPORATION, INC.

                                          (Registrant)

Date: May 14, 1996                        /s/ Gail E. Janssen
                                          ----------------------------
                                          Gail E. Janssen
                                          President


Date: May 14, 1996                        /s/ Daniel E. Voet
                                          ----------------------------
                                          Daniel E. Voet
                                          Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

                           F & M BANCORPORATION, INC.


                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 1996



                                                                    Filed
Exhibit No.                            Description                 Herewith
- -----------                            -----------                 --------
   3(i)                     Company's Restated Articles of             X
                            Incorporation, as amended
                            (composite as amended through
                            May 7, 1996)

   27                       Financial Data Schedule                    X