Form 10-K/A
period 1995-12-31
F&M BANCORPORATION INC
filed 1996-06-24
CIK 793049

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               F O R M 10 - K / A

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                             DECEMBER 31, 1995
          For the fiscal year ended...................................

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from.............to...............
                   Commission file number......0-14553......

                           F & M BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

             WISCONSIN                                 39-1365327
   .............................         ......................................
     (State of incorporation)             (I.R.S. Employer Identification No.)

ONE BANK AVENUE, KAUKAUNA, WISCONSIN                      54130
 ........................................            .................
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (414) 766-1717
                                                    ..................

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     X
             Yes................       No................

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

              Portion of Form 10-K amended:


              Exhibit 99      Form 11-K for F&M Retirement and Savings Plan





                               *   *   *   *   *


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                       F&M BANCORPORATION, INC.

Dated June 24, 1996    By: /s/ Daniel E. Voet
                           -----------------------------------------------------
                           Daniel E. Voet, Chief Financial Officer and Treasurer