Form 10-Q
period 1996-06-30
F&M BANCORPORATION INC
filed 1996-08-14
CIK 793049

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                               ----------------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------
Commission file number      0-14553
                       ------------------------------------------------------

                            F & M Bancorporation, Inc.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                          39-1365327
- -----------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                           Identification No.)

    One Bank Avenue,     Kaukauna, Wisconsin                     54130
- -----------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

                                (414) 766-1717
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 1996.

        $1.00 par value common
        6,980,940 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.  FINANCIAL INFORMATION:

Item l.  Financial Statements                                                                   3

                 Condensed Consolidated Balance Sheets
                   as of June 30, 1996 and December 31,
                   1995 (Unaudited)                                                             4

                 Condensed Consolidated Statements of Earnings
                   for the three and six months ended June 30,
                   1996 and 1995 (Unaudited)                                                    5

                 Condensed Consolidated Statements of Cash Flows
                   for the six months ended June 30,
                   1996 and 1995 (Unaudited)                                                    6

                 Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                                       7

Item 2.          Managements Discussion and Analysis of Financial
                 Condition and Results of Operations                                           10

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                              16

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

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                      June 30,       December 31,
                                                                        1996             1995
                                                                    ------------     ------------
ASSETS
Cash and cash equivalents                                           $ 38,006,941     $ 40,848,045
Federal funds sold                                                     7,817,000       22,118,000
                                                                     -----------      -----------

  Total cash and cash equivalents                                     45,823,941       62,966,045

Investment securities (Note B)
  Held to maturity                                                    85,672,344       65,948,661
  Available for sale - stated at fair value                          129,983,715      138,898,862
Loans (Note C)                                                       799,544,690      700,043,946
  Less:  Allowance for loan losses                                   (10,031,142)      (8,921,131)
                                                                     -----------      -----------
                 Net loans                                           789,513,548      691,122,815

Bank premises and equipment, net                                      25,237,232       20,718,823
Other real estate                                                        768,096          808,631
Other assets                                                          20,228,467       15,814,189
                                                                     -----------      -----------
                                                                  $1,097,227,343     $996,278,026
                                                                   =============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                          $  122,663,584     $110,187,506
    Interest bearing                                                 823,698,549      756,524,375
                                                                     -----------      -----------
                 Total deposits                                      946,362,133      866,711,881

  Short-term borrowing                                                39,070,021       12,194,134
  Other borrowings                                                     2,333,244       10,833,244
  Accrued expenses and other liabilities                               9,921,428       12,281,690
                                                                     -----------      -----------

                 Total liabilities                                   997,686,826      902,020,949

Minority interest in subsidiaries                                         95,260          189,863

Shareholders' Equity
  Common stock - $1 par value:
    Authorized - 20,000,000 shares
    Issued - 7,016,690 and 6,259,717                                   7,016,690        6,259,717
  Capital surplus                                                     60,197,318       43,600,295
  Retained earnings                                                   33,720,119       44,899,802
  Net unrealized loss on securities available for sale                  (794,736)         131,838
  Less-Common stock held in treasury at cost-
    36,300 shares and 45,000 shares, respectively                       (694,134)        (824,438)
                                                                     -----------     ------------
                 Total shareholders' equity                           99,445,257       94,067,214
                                                                     -----------     ------------
         Total liabilities and shareholders' equity               $1,097,227,343     $996,278,026
                                                                   =============     ============


     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                       Three months ended           Six months ended
                                                             June 30,                   June 30,
                                                       1996             1995        1996         1995
                                                   -----------      ----------- -----------  -----------
Interest income
  Interest and fees on loans                       $17,916,331      $15,686,982 $34,835,629   $30,328,629
  Interest on investment securities
    Taxable                                          1,967,774        2,052,423   4,027,253     4,046,870
    Exempt from federal tax                          1,128,984          944,861   2,152,149     1,900,632
  Other interest income                                298,559           76,255     796,691       203,161
                                                    ----------       ----------  ----------    ----------
     Total interest income                          21,311,648       18,760,521  41,811,722    36,479,292
                                                    ----------       ----------  ----------    ----------

Interest expense
  Interest on deposits                               8,974,564        7,865,280  17,810,830    14,962,517
  Interest on short-term borrowing                     444,241          291,429     676,064       639,409
  Interest on other borrowing                           77,384          321,368     243,685       449,195
                                                    ----------       ----------   ---------    ----------
        Total interest expense                       9,496,189        8,478,077  18,730,579    16,051,121
                                                    ----------       ----------  ----------    ----------

        Net interest income                         11,815,459       10,282,444  23,081,143    20,428,171

Provision for loan losses                              401,333          298,250     820,332       635,000
                                                    ----------       ----------  ----------    ----------

        Net interest income after
          provision for loan losses                 11,414,126        9,984,194  22,260,811    19,793,171
                                                    ----------       ----------  ----------    ----------

Other income
  Service charges on deposit accounts                  744,815          685,243   1,424,249     1,256,973
  Other operating income                               565,751          410,337   1,241,492       944,504
  Net security gain (loss)                              (6,038)          15,354     (24,520)      25,585
                                                    ----------       ----------  ----------   ----------
                                                     1,304,528        1,110,934   2,641,221     2,227,062
                                                    ----------       ----------  ----------    ----------

Other expenses
  Salaries and employee benefits                     3,899,041        3,539,202   7,804,738     7,008,140
  Other operating expense                            3,500,850        3,526,287   6,804,268     7,170,186
                                                    ----------       ----------  ----------    ----------
                                                     7,399,891        7,065,489  14,609,006    14,178,326
                                                    ----------       ----------  ----------    ----------

Income before income taxes                           5,318,763        4,029,639  10,293,026     7,841,907

Income taxes                                         1,766,821        1,246,061   3,315,415     2,414,320
                                                    ----------       ----------  ----------    ----------

   NET INCOME                                      $ 3,551,942      $ 2,783,578 $ 6,977,611   $ 5,427,587
                                                    ==========       ==========  ==========    ==========


EARNINGS PER SHARE                                      $0.51            $0.41        $1.00         $0.80

     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six months ended
                                                                                       June 30,
                                                                               1996                1995
                                                                            ---------           ---------
Increase (decrease) in cash and cash equivalents:
    Cash flows from operating activities:
      Net income                                                           $  6,977,611       $  5,427,587
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for depreciation and net amortization                    1,208,402          1,141,264
           Provision for loan losses                                            820,332            635,000
           (Gain) loss on sale of investment securities                          24,520            (25,585)
           Increase in other assets                                            (874,205)          (450,187)
           Gain on sale of equipment                                            (48,369)              (599)
           Increase (decrease) in other liabilities                          (2,708,556)           825,867
           Provision for other real estate losses                                39,925             36,605
           Gain on sale of other real estate                                    (19,547)           (56,436)
           Minority interest                                                      8,383            (18,624)
                                                                           ------------        -----------
    Net cash provided by operating activities                                 5,428,496          7,514,892
                                                                           ------------        -----------

    Cash flows from investing activities:
           Proceeds from sale of investment securities
             available for sale                                               1,090,800         10,642,838
           Proceeds from maturities of investment
             securities available for sale                                   29,990,167         14,247,106
           Purchase of investment securities
             available for sale                                             (18,318,740)       (22,204,651)
           Proceeds from maturities of investment
             securities held to maturity                                      3,815,839          4,385,955
           Purchase of investment securities
             held to maturity                                               (15,263,982)        (5,182,443)
           Net increase in loans                                            (55,317,255)       (43,322,868)
           Capital expenditures                                              (4,242,397)        (1,261,592)
           Proceeds from sale of equipment                                      240,261              2,225
           Proceeds from sale of other real estate                              281,942            624,570
           Payment for purchase of other real estate                                  0            (48,991)
           Payment for purchase of stock of
             subsidiary banks, net of cash received                            (349,693)             ---
                                                                            -----------        -----------
    Net cash used in investing activities                                   (58,073,058)       (42,117,851)
                                                                            -----------        -----------

    Cash flows from financing activities:
           Net increase in deposits                                          19,942,393         17,359,431
           Net increase in short-term borrowings                             26,875,887            742,859
           Dividends paid                                                    (2,457,272)        (1,922,399)
           Purchase of common stock                                                   0           (845,625)
           Net increase (decrease) in other borrowings                       (8,959,250)        14,500,000
           Net proceeds options exercised                                       100,700             ---
                                                                            -----------        -----------
    Net cash provided by financing activities                                35,502,458         29,834,266
                                                                            -----------        -----------

Net decrease in cash and cash equivalents                                   (17,142,104)        (4,768,693)
Cash and cash equivalents at beginning of period                             62,966,045         43,483,408
                                                                            -----------        -----------
Cash and cash equivalents at end of period                                 $ 45,823,941       $ 38,714,715
                                                                            ===========        ===========

     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles
for interim financial information.   Accordingly, they do not include all of
the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisition of Union State Bank, acquired January 9, 1995, and Community State Bank, acquired on June 28, 1996. These transactions have been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, accounted for as pooling of interests, was not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions of the TCF office in Little Chute, acquired April 26, 1996, and the Bradley Bank, acquired May 10, 1996, were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 10, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE B - INVESTMENT SECURITIES

    Carrying amounts and market values of investment securities held to maturity at June 30, 1996 are as follows:

                                                                             Carrying     Market
                                                                              Amount      Value
                                                                             --------    -------
                                                                               (in thousands)
Exempt obligations of states and political subdivisions                     $85,672     $86,006
                                                                            =======     =======

NOTE C - LOANS

    At June 30, 1996, loans are as follows:
                                   (in thousands)
Commercial and industrial                                                             $140,234
Agricultural                                                                            46,261
Real estate construction                                                                26,601
Real estate mortgage                                                                   520,632
Installment and other consumer                                                          65,817
                                                                                      --------
                                                                                       799,545
Less allowance for loan losses                                                         (10,031)
                                                                                      --------
 Net loans                                                                            $789,514
                                                                                      ========

NOTE D - EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock are based on weighted average number of common shares outstanding of 6,976,770 and 6,793,872 for the three months ended June 30, 1996 and 1995 and 6,975,280 and 6,803,473 for the six months ended June 30, 1996 and 1995, respectively.

NOTE E - NON-PERFORMING ASSETS

    The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at June 30, 1996:

(in thousands)
Non-accrual loans                        $9,164   1.14%
Loans past due 90 days or more               69   0.01
Restructured loans                          453   0.06
                                         ------   ----

Total non-performing loans                9,686   1.21

Other real estate owned                     768   0.10
                                         ------   ----

Total non-performing assets             $10,454   1.31%
                                        =======   ====


NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes loan balances at June 30, 1996; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:

(in thousands)
Average balance of loans year-to-date            $750,930
                                                 ========

Allowance for loan losses at
  December 31, 1995                                 8,921

Loans charged off
  Commercial and Industrial                           183
  Real Estate - Mortgage                               10
  Installments and Other Consumer Loans               209
                                                 --------

  Total charge offs                                   402

Recoveries on loans previously
  charged off
  Commercial and Industrial                            54
  Real Estate - Mortgage                                3
  Installment and Other Consumer Loans                 49
                                                 --------

  Total recoveries                                    106

Net loans charged off                                 296

Adjustments
  Balance related to acquisitions                     586

Provisions for loan
  losses                                              820
                                                 --------
Allowance for loan losses
  at end of period                                $10,031
                                                  =======

Ratio of net charge offs
  during period to average
  loans outstanding (annualized)                     0.08%
Allowance for loan
  losses to total loans                              1.25%

NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

    The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at June 30, 1996:


                                                   Percent
                                                   of loans
                                       Amount of   in each
                                       reserve     category
                                       for loan    to total
(in thousands)                          losses      loans
- -----------------------------------------------------------
Commercial,
industrial, and
agricultural                           $ 4,139       23.3%
Real estate -
construction                               166        3.3
Real estate - mortgage                   3,728       65.1
Installment and other
consumer loans                           1,998        8.3
                                        ------      -----
                                       $10,031      100.0%
                                       =======      =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    The following discussion and analysis provides information regarding F & M Bancorporation, Inc.'s (the "Company") results of operations for the three and six months ended June 30, 1996 and 1995 and financial condition at June 30, 1996. These statements have been restated to reflect the acquisitions of Union State Bank ("Union"), acquired January 9, 1995 and Community State Bank ("Community"), acquired on June 28, 1996. These transactions have been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, accounted for as pooling of interests, was not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of TCF office in Little Chute, acquired April 26, 1996, and Bradley Bank, acquired May 10, 1996, were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 10, 1996.

    The Company has announced a pending acquisition which, if consummated, could affect the Company's future operations. In August 1996, the Company announced that it had entered into a letter of intent to acquire Green County Bank, Brodhead, Wisconsin, a bank with total assets of approximately $30 million. The Company intends to account for the pending acquisition using the pooling of interests method of accounting. The Company expects the Green County Bank acquisition to be consummated in early 1997.

RESULTS OF OPERATIONS

   For the three months ended June 30, 1996, net income increased $768,000, or 27.6%, to $3.6 million from $2.8 million in the second quarter of 1995. The annualized return on average assets was 1.34% for the second quarter of 1996 compared with 1.18% for the second quarter of 1996. Returns on average stockholders' equity on an annualized basis for the second quarters of 1996 and 1995 were 14.55% and 12.93%, respectively.

    For the six months ended June 30, 1996, net income increased $1.6 million, or 28.6%, to $7.0 million from $5.4 million in the first half of 1995. The annualized return on average assets was 1.34% for the six months ended June 30, 1996 compared with 1.17% for the first half of 1995. Returns on average stockholders' equity on an annualized basis for the six months ended June 30, 1996 and 1995 were 14.40% and 12.96%, respectively.

Net Interest Income

   Net interest income for the three months ended June 30, 1996 increased $1.5 million, or 14.9%, to $11.8 million from $10.3 million in the second quarter of 1995. Total interest income for the second quarter of 1996 increased $2.5 million, or 13.6%, to $21.3 million from $18.8 million in the second quarter of 1995, while interest expense increased $1.0 million, or 12.0%, to $9.5 million in the second quarter of 1996 from $8.5 million in 1995.

    Net interest income for the six months ended June 30, 1996 increased $2.7 million, or 13.0%, to $23.1 million from $20.4 million in the first half of 1995. Total interest income for the six months ended June 30, 1996 increased $5.3 million, or 14.6%, to $41.8 million from $36.5 million in the first half of 1995, while interest expense increased $2.7 million, or 16.7%, to $18.7 million in the six months ended June 30, 1996 from $16.0 million in 1995.

    Increased net interest income for the three month period resulted primarily from maintaining net interest margins and increased lending activity. Total interest income increased for the three and six month period in 1996 compared to the same periods last year as a result of an increase in interest and fees on loans due to increased loan activity (including the increased loans resulting from recent company acquisitions), and generally stable interest rates, while total interest expense increased for the three and six month period in 1996 compared to 1995 as a result of increased levels of deposits including those resulting from acquisitions.

Provision for Loan Losses

    The provision for loan losses for the three months ended June 30, 1996 increased $103,000, or 34.6%, to $401,000 from $298,000 in the second quarter of 1995. The provision for loan losses for the six months ended June 30, 1996 was $820,000, a 29.2% increase from $635,000 for the six months ended June 30, 1995. This increase in the provision for the first six months was due mainly to the increase in the loan portfolio. Subject to its continuing review, management anticipates the provision for the last two quarters of the year will be consistent with the provision for the first half of 1996. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

    Non-interest income for the three months ended June 30, 1996 increased $194,000, or 17.4%, to $1.3 million from $1.1 million in the second quarter of 1995. Non-interest income for the six months ended June 30, 1996 increased $414,000, or 18.6%, to $2.6 million. Increases for both the three and six month periods were due primarily to increases in service charges and other fee income, resulting from increase customer activity and the effect of the recent acquisitions.

Non-Interest Expense

    Non-interest expense for the three months ended June 30, 1996 increased $334,000, or 4.7%, to $7.4 million from $7.1 million in the second quarter of 1995. Non-interest expense for the six months ended June 30, 1996 increased $431,000, or 3.0%, to $14.6 million from $14.2 million in the first half of 1995. The increases were due primarily to the effect of acquisitions, additional staffing and normal increases in salaries and employee benefits, partially offset by the decrease in FDIC insurance premiums which occurred in May, 1995.

   The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.30% in the second quarter of 1996 compared with 2.53% in the second quarter of 1995. On a year-to- date basis the overhead ratio was 2.29% for the first half of 1996 as compared to 2.58% for the same time period in 1995. The decrease in this ratio in the second quarter and the first half of 1996 was the result of the factors set forth above.

Provision for Income Taxes

    The Company's provision for income taxes for the three months ended June 30, 1996 increased $521,000, or 41.8%, to $1.8 million from $1.3 million in the second quarter of 1995. The provision for income taxes for the six months ended June 30, 1996 increased $901,000, or 37.3%, to $3.3 million from $2.4 million in 1995. The increase in income tax provision was principally due to increased taxable income.

Net Income

    Net income for the second quarter of 1996 increased by $768,000, or 27.6%, to $3.6 million from $2.8 million in the same period for 1995. Net income for the first half of 1996 increased by $1.6 million, or 28.6%, to $7.0 million from $5.4 million in the first half of 1995.

    Net income per share was $0.51 for the second quarter of 1996 compared with $0.41 in the second quarter of 1995, an increase of 24.4%. Net income per share was $1.00 for the first half of 1996, compared with $0.80 in the same period for 1995, an increase of 25.0%. As of June 30, 1996, fully diluted earnings per share are equal to the stated earnings per share numbers.

FINANCIAL CONDITION

Loan Portfolio

    At June 30, 1996, total loans increased $99.5 million, or 14.2%, to $799 million from $700 million at December 31, 1995. The loan mix in the Company's portfolio at June 30, 1996 did not change in any material respect compared with December 31, 1995. The increase resulted primarily from continued strong loan demand spread throughout the Company's subsidiary banks and the acquisitions in the first half of 1996.

Non-Performing Assets

    At June 30, 1996, non-performing assets amounted to $10.5 million compared to $7.6 million at December 31, 1995. Non-performing loans at June 30, 1996 were $9.7 million, or 1.21% of total loans, compared to $6.8 million at December 31, 1995. Other real estate owned ("OREO") at June 30, 1996 was $768,000 as compared to $809,000 at December 31, 1995. The ratio of non-performing assets to total loans at June 30, 1996 was 1.31%. Management continues to work at reducing the level of non-performing assets.

Summary of Loan Loss Experience

    For the first half of 1996, total charge-offs were $402,000 and total recoveries were $106,000. The annualized ratio of net charge-offs to average loans outstanding for the six months ended June 30, 1996 was .08%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

    At June 30, 1996, the allowance for loan losses as a percentage of total loans was 1.25% compared with a ratio of 1.27% at December 31, 1995. This decrease in the first half of 1996 was due primarily to the robust growth in the loan portfolio, which more than offsets the effect of a $1.0 million net increase in the allowance in the first half of 1996. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.

Investment Portfolio

    At June 30, 1996, the investment portfolio increased $10.8 million, or 5.3%, to $216 million from $205 million at December 31, 1995. At June 30, 1996, the investment portfolio represented 19.7% of total assets compared with 20.6% at December 31, 1995.

Deposits

    Total deposits at June 30, 1996 increased $79.7 million, or 9.2%, to $946 million from $867 million at December 31, 1995. Interest-bearing deposits at June 30, 1996 increased $67.2 million, or 8.9%, to $823 million from $756 million at December 31, 1995.

Borrowings

    Short-term borrowings at June 30, 1996 were $39.1 million, as compared to $12.2 million at December 31, 1995. Short-term borrowings consist primarily of federal funds purchased. The Company has used short-term borrowings to assist in funding its increasing loan demand. Management has taken steps to monitor short-term borrowing levels and supplement them by increasing interest rates paid to depositors, developing new deposit products, and carefully monitoring the growth in the loan portfolio.

    Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of June 30, 1996. These borrowings are secured by pledges of mortgage loans, and totaled $2.3 million at June 30, 1996, compared to $10.8 million at December 31, 1995. These FHLB borrowings had original maturities of three month to seven years at June 30, 1996.

Capital Adequacy

    During the six months ended June 30, 1996, stockholders' equity increased $5.4 million due to net income of $7.0 million in the first half, offset by the effect of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which decreased stockholders' equity by $927,000 during the half, along with dividends paid to stockholders. At June 30, 1996, the Company's risk-based Tier 1 capital ratio was 11.50%. The total risk-based capital ratio was 12.74% and the leverage ratio was 8.79%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.30% at June 30, 1996, compared with 9.03% at June 30, 1995.

    F & M's common stock dividend payout ratio was 30.7% in the first half of 1996 as compared to 32.0% in the comparable 1995 period. These numbers do not include the dividends historically paid by Union and Community prior to their acquisitions by the Company.

   At June 30, 1996, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

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

Liquidity

    As shown in the Company's Consolidated Statements of Cash Flows for the six months ended June 30, 1996, cash and cash equivalents decreased by $17.1 million during the period to $45.8 million at June 30, 1996. The decrease primarily reflected $5.4 million in net cash provided by operating activities and $35.5 million in net cash provided by financing activities, offset by $58.0 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected an increase in deposits, short-term borrowing and partially offset by a decrease in other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures.

    The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are investment securities available for sale and other marketable assets maturing within one year. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that its source of liquidity is adequate.

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

    (b)     Reports on Form 8-K:

            The Registrant filed one report on Form 8-K during the second quarter of fiscal 1996. The Report on Form 8-K, dated June 28, 1996, related to the Registrant's acquisition of Community State Bank, Algoma, Wisconsin ("CSB") on that date. Because of the relative size of the Company and CSB, the report did not include historical financial statements of CSB or pro forma financial statements of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       F & M BANCORPORATION, INC.

                                       (Registrant)


Date:  August 14, 1996                 /s/ Gail E. Janssen
                                       ----------------------------------------
                                       Gail E. Janssen
                                       Chief Executive Officer


Date:  August 14, 1996                 /s/ Daniel E. Voet
                                       ----------------------------------------
                                       Daniel E. Voet
                                       Chief Financial Officer and Treasurer

                                EXHIBIT INDEX

                          F & M BANCORPORATION, INC.


                  FORM 10-Q FOR QUARTER ENDED JUNE 30, 1996



                                                               Filed
Exhibit No.                     Description                   Herewith
- -----------                     -----------                   --------
   27                       Financial Data Schedule               X
