Form 10-Q
period 1996-09-30
F&M BANCORPORATION INC
filed 1996-11-14
CIK 793049

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                              --------------------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ----------------------

Commission file number      0-14553
                      ----------------------------------------------------------
                           F & M Bancorporation, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                         39-1365327
-----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   One Bank Avenue,     Kaukauna, Wisconsin                     54130
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (ZipCode)

                               (414) 766-1717
-----------------------------------------------------------------------------
              (Registrant's telephone number, including areacode)


-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, ifchanged since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1996.

        $1.00 par value common
        6,980,940 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES

                                     INDEX



                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.  FINANCIAL INFORMATION:
----------------------------------
Item l.  Financial Statements                                                          3

         Condensed Consolidated Balance Sheets
           as of September 30, 1996 and December 31,
           1995 (Unaudited)                                                            4

         Condensed Consolidated Statements of Earnings
           for the three and nine months ended September 30,
           1996 and 1995 (Unaudited)                                                   5

         Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30,
           1996 and 1995 (Unaudited)                                                   6

         Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                                      7

Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                                          10

PART II. OTHER INFORMATION
-----------------------------

Item 6.  Exhibits and Reports on Form 8-K                                             17

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

                         F & M BANCORPORATION, INC. AND
                           SUBSIDIARIES CONSOLIDATED
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                           1996             1995
                                                                      -------------     ------------
ASSETS
Cash and cash equivalents                                            $   43,729,858     $ 40,848,045
Federal funds sold                                                        5,039,000       22,118,000
                                                                      -------------     ------------

  Total cash and cash equivalents                                        48,768,858       62,966,045

Investment securities (Note B)
  Held to maturity                                                       90,237,168       65,948,661
  Available for sale - stated at fair value                             122,870,532      138,898,862
Loans (Note C)                                                          830,020,901      700,043,946
  Less:  Allowance for loan losses                                      (10,242,572)      (8,921,131)
                                                                      -------------     ------------
                 Net loans                                              819,778,329      691,122,815

Bank premises and equipment, net                                         26,743,588       20,718,823
Other real estate                                                         1,983,064          808,631
Other assets                                                             20,360,435       15,814,189
                                                                      -------------     ------------
                                                                     $1,130,741,974     $996,278,026
                                                                      =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                             $  130,831,381     $110,187,506
    Interest bearing                                                    840,447,134      756,524,375
                                                                      -------------     ------------
            Total deposits                                              971,278,515      866,711,881

  Short-term borrowing                                                   37,960,019       12,194,134
  Other borrowings                                                        9,216,622       10,833,244
  Accrued expenses and other liabilities                                 10,309,688       12,281,690
                                                                      -------------     ------------

            Total liabilities                                         1,028,764,844      902,020,949

Minority interest in subsidiaries                                                 0          189,863

Shareholders' Equity
  Common stock - $1 par value:
    Authorized - 20,000,000 shares
    Issued - 7,016,690 and 6,259,717                                      7,016,690        6,259,717
  Capital surplus                                                        60,157,038       43,600,295
  Retained earnings                                                      36,236,052       44,899,802
  Net unrealized loss on securities available for sale                     (750,169)         131,838
  Less-Common stock held in treasury at cost-
    35,750 shares and 45,000 shares, respectively                          (682,481)        (824,438)
                                                                      -------------     ------------
            Total shareholders' equity                                  101,977,130       94,067,214
                                                                      -------------     ------------
        Total liabilities and shareholders' equity                   $1,130,741,974     $996,278,026
                                                                      =============     ============


          See accompanying notes to unaudited consolidated financial statements.

                        F & M BANCORPORATION, INC. AND
                          SUBSIDIARIES CONSOLIDATED
                             STATEMENTS OF INCOME
                                 (Unaudited)


                                                               Three months ended               Nine months ended
                                                                    September 30,                 September 30,
                                                              1996            1995             1996            1995
                                                        -----------      -----------       -----------      ----------
Interest income
  Interest and fees on loans                             $18,755,595      $16,484,322      $53,591,224     $46,812,951
  Interest on investment securities
    Taxable                                                1,905,592        2,016,375        5,932,845       6,063,245
    Exempt from federal tax                                1,234,912          970,494        3,387,061       2,871,126
  Other interest income                                      190,942          202,944          987,633         406,105
                                                          ----------       ----------       ----------      ----------
     Total interest income                                22,087,041       19,674,135       63,898,763      56,153,427
                                                          ----------       ----------       ----------      ----------

Interest expense
  Interest on deposits                                     9,462,602        8,394,625       27,273,432      23,357,142
  Interest on short-term borrowing                           547,221          140,856        1,223,285         780,265
  Interest on other borrowing                                 40,802          303,396          284,487         752,591
                                                          ----------       ----------       ----------      ----------
        Total interest expense                            10,050,625        8,838,877       28,781,204      24,889,998
                                                          ----------       ----------       ----------      ----------

        Net interest income                               12,036,416       10,835,258       35,117,559      31,263,429

Provision for loan losses                                    469,000          491,750        1,289,332       1,126,750
                                                          ----------       ----------       ----------      ----------

        Net interest income after
          provision for loan losses                       11,567,416       10,343,508       33,828,227      30,136,679
                                                          ----------       ----------       ----------      ----------

Other income
  Service charges on deposit accounts                        805,343          689,658        2,229,592       1,946,631
  Other operating income                                     701,742          537,055        1,943,234       1,481,559
  Net security gain (loss)                                    33,360            7,156            8,840          32,741
                                                          ----------       ----------       ----------      ----------
                                                           1,540,445        1,233,869        4,181,666       3,460,931
                                                          ----------       ----------       ----------      ----------

Other expenses
  Salaries and employee benefits                           4,219,809        3,582,366       12,024,547      10,590,506
  Other operating expense                                  3,524,455        3,099,700       10,328,723      10,269,886
                                                          ----------       ----------       ----------      ----------
                                                           7,744,264        6,682,066       22,353,270      20,860,392
                                                           ---------       ----------       ----------      ----------

Income before income taxes                                 5,363,597        4,895,311       15,656,623      12,737,218

Income taxes                                               1,660,994        1,646,597        4,976,409       4,060,917
                                                          ----------       ----------       ----------      ----------

   NET INCOME                                            $ 3,702,603      $ 3,248,714      $10,680,214     $ 8,676,301
                                                          ==========       ==========       ==========      ==========


EARNINGS PER SHARE                                       $      0.53      $      0.48      $      1.53     $      1.28

     See accompanying notes to unaudited consolidated financial statements.

                        F & M BANCORPORATION, INC. AND
                          SUBSIDIARIES CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                       1996                   1995
                                                                                    ---------              ---------
Increase (decrease) in cash and cash equivalents:
    Cash flows from operating activities:
      Net income                                                                    $ 10,680,214        $  8,676,301
      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Provision for depreciation and net amortization                               1,832,820           1,709,585
         Provision for loan losses1,289,332     1,126,750
         (Gain) loss on sale of investment securities                                     (8,840)            (32,741)
         Increase in other assets                                                     (1,156,995)         (1,078,350)
         Gain on sale of equipment                                                       (49,334)             (4,215)
         Increase (decrease) in other liabilities                                     (2,347,876)          2,028,449
         Provision for other real estate losses                                           40,785              48,775
         Gain on sale of other real estate                                                (6,778)            (60,322)
         Minority interest                                                                 8,383             (17,511)
                                                                                     -----------         -----------
    Net cash provided by operating activities                                         10,281,711          12,396,721
                                                                                     -----------         -----------

    Cash flows from investing activities:
         Proceeds from sale of investment securities
           available for sale                                                          1,270,160          11,229,819
         Proceeds from maturities of investment
           securities available for sale                                              39,228,279          19,033,518
         Purchase of investment securities
           available for sale                                                        (20,535,322)        (27,717,785)
         Proceeds from maturities of investment
           securities held to maturity                                                 4,822,968           5,015,332
         Purchase of investment securities
           held to maturity                                                          (20,808,299)         (7,555,811)
         Net increase in loans                                                       (87,307,408)        (52,957,827)
         Capital expenditures                                                         (6,231,244)         (1,515,791)
         Proceeds from sale of equipment                                                 240,286               6,091
         Proceeds from sale of other real estate                                         309,717             688,356
         Payment for purchase of other real estate                                         ---               (48,991)
         Payment for purchase of stock of
           subsidiary banks, net of cash received                                       (483,579)              ---
                                                                                     -----------         -----------
    Net cash used in investing activities                                            (89,494,442)        (53,823,089)
                                                                                     -----------         -----------

    Cash flows from financing activities:
         Net increase in deposits                                                     44,858,774          41,777,315
         Net increase (decrease) in short-term borrowings                             25,765,885          (8,299,037)
         Dividends paid                                                               (3,643,943)         (2,910,705)
         Purchase of common stock                                                         ---               (845,625)
         Net increase (decrease) in other borrowings                                  (2,075,872)          9,466,756
         Net proceeds options exercised                                                  110,700              14,025
                                                                                     -----------         -----------
    Net cash provided by financing activities                                         65,015,544          39,202,729
                                                                                     -----------         -----------

Net decrease in cash and cash equivalents                                            (14,197,187)         (2,223,639)
Cash and cash equivalents at beginning of period                                      62,966,045          43,483,408
                                                                                     -----------         -----------
Cash and cash equivalents at end of period                                          $ 48,768,858        $ 41,259,769
                                                                                     ===========         ===========

          See accompanying notes to unaudited consolidated financial statements.

                         F & M BANCORPORATION, INC. AND
                        SUBSIDIARIES NOTES TO UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

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

NOTE B - INVESTMENT SECURITIES

    Carrying amounts and market values of investment securities held to maturity at September 30, 1996 are as follows:

                                                                  Carrying     Market
                                                                   Amount      Value
                                                                 --------    -------
                                                                    (in thousands)
Exempt obligations of states and political subdivisions            $90,237     $91,020
                                                                   =======     =======

NOTE C - LOANS

    At September 30, 1996, loans are as follows:
                                 (in thousands)

Commercial and industrial                                                     $147,570
Agricultural                                                                    47,617
Real estate construction                                                        32,214
Real estate mortgage                                                           535,746
Installment and other consumer                                                  66,874
                                                                              --------
                                                                               830,021
Less allowance for loan losses                                                 (10,243)
   Net loans
                                                                               -------
                                                                              $819,778
                                                                              ========

NOTE D - EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock are based on weighted average number of common shares outstanding of 6,980,713 and 6,794,768 for the three months ended September 30, 1996 and 1995 and 6,977,104 and 6,800,540 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE E - NON-PERFORMING ASSETS

    The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at September 30, 1996:

 (in thousands)

Non-accrual loans                       $10,858   1.31%
Loans past due 90 days or more               69   0.01
Restructured loans                            0   0.00
                                         ------   ----

Total non-performing loans               10,927   1.32

Other real estate owned                   1,983   0.24
                                         ------   ----

Total non-performing assets             $12,910   1.56%
                                        =======   ====


NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes loan balances at September 30, 1996; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:

(in thousands)
Average balance of loans year-to-date         $772,964
                                              ========

Allowance for loan losses at
  December 31, 1995                              8,921

Loans charged off
  Commercial and Industrial                        395
  Real Estate - Mortgage                            26
  Installments and Other Consumer Loans            314
                                              --------

  Total charge offs                                735

Recoveries on loans previously
  charged off
  Commercial and Industrial                         99
  Real Estate - Mortgage                             3
  Installment and Other Consumer Loans              80
                                              --------

  Total recoveries                                 182

Net loans charged off                              553

Adjustments
  Balance related to acquisitions                  586

Provisions for loan
  losses                                         1,289
                                              --------
Allowance for loan losses
  at end of period                            $ 10,243
                                              ========

Ratio of net charge offs
  during period to average
  loans outstanding (annualized)                  0.10%
Allowance for loan
  losses to total loans                           1.23%

NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

    The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at September 30, 1996:


                                                   Percent
                                                   of loans
                                       Amount of   in each
                                       reserve     category
                                       for loan    to total
(in thousands)                          losses      loans
------------------------------------------------------------
Commercial,
industrial, and
agricultural                            $ 4,226       23.5%
Real estate -
construction                                170        3.9
Real estate - mortgage                    3,807       64.5
Installment and other
consumer loans                            2,040        8.1
                                         ------      -----
                                        $10,243      100.0%
                                        =======      =====

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    The following discussion and analysis provides information regarding
F & M Bancorporation, Inc.'s (the "Company") results of operations for the three and nine months ended September 30, 1996 and 1995 and financial condition at September 30, 1996. These statements have been restated to reflect the acquisitions of Union State Bank ("Union"), acquired January 9, 1995 and Community State Bank ("Community"), acquired on June 28, 1996. These transactions have been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, accounted for as pooling of interests, was not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of TCF office in Little Chute, acquired April 26, 1996, and Bradley Bank, acquired May 10, 1996, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 10, 1996.

    The Company has announced three pending acquisition which, if consummated, would affect the Company's future operations. In August 1996, the Company announced that it had entered into a letter of intent to acquire Green County Bank, Brodhead, Wisconsin, and a definitive agreement to acquire the State Bank of East Troy, East Troy, Wisconsin, with total assets of approximately $30 million and $55 million respectively. In October 1996, the Company announced that it had entered into a letter of intent to acquire Prairie City Bank, Prairie du Chien, Wisconsin, a bank with total assets of approximately $85 million. The Company intends to account for the pending acquisitions using the pooling of interests method of accounting. The Company expects these acquisitions to be consummated in the first half of 1997.

RESULTS OF OPERATIONS

   For the three months ended September 30, 1996, net income increased $454,000, or 14.0%, to $3.7 million from $3.2 million in the third quarter of 1995. The annualized return on average assets was 1.32% for the third quarter of 1996 compared with 1.33% for the third quarter of 1995. Returns on average stockholders' equity on an annualized basis for the third quarters of 1996 and 1995 were 14.68% and 14.43%, respectively.

    For the nine months ended September 30, 1996, net income increased $2.0 million, or 23.1%, to $10.7 million from $8.7 million in the first nine months of 1995. The annualized return on average assets was 1.33% for the nine months ended September 30, 1996 compared with 1.23% for the first nine months of 1995. Returns on average stockholders' equity on an annualized basis for the nine months ended June 30, 1996 and 1995 were 14.49% and 13.48%, respectively.

Net Interest Income

   Net interest income for the three months ended September 30, 1996 increased $1.2 million, or 11.1%, to $12.0 million from $10.8 million in the third quarter of 1995. Total interest income for the third quarter of 1996 increased $2.4 million, or 12.3%, to $22.1 million from $19.7 million in the third quarter of 1995, while interest expense increased $1.2 million, or 13.7%, to $10.1 million in the second quarter of 1996 from $8.9 million in 1995.

    Net interest income for the nine months ended September 30, 1996 increased $3.9 million, or 12.3%, to $35.1 million from $31.2 million in the first nine months of 1995. Total interest income for the nine months ended September 30, 1996 increased $7.7 million, or 13.8%, to $63.9 million from $56.2 million for the nine months ended September 30, 1995, while interest expense increased $3.9 million, or 15.6%, to $28.8 million in the nine months ended September 30, 1996 from $24.9 million in 1995.

    Increased net interest income for the nine month period resulted primarily from maintaining net interest margins and increased lending activity. Total interest income increased for the three and nine month period in 1996 compared to the same periods last year as a result of an increase in interest and fees on loans due to increased loan activity (including the increased loans resulting from recent company acquisitions), and generally stable interest rates, while total interest expense increased for the three and six month period in 1996 compared to 1995 as a result of increased levels of deposits including those resulting from acquisitions.

Provision for Loan Losses

    The provision for loan losses for the three months ended September 30, 1996 decreased $23,000, or 4.6%, to $469,000 from $492,000 in the third quarter of 1995. The provision for loan losses for the nine months ended September 30, 1996 was $1.3 million a 14.4% increase from $1.1 million for the nine months ended September 30, 1995. This increase in the provision for the first nine months was due mainly to the increase in the loan portfolio. Subject to its continuing review, developments related to nonperforming assets and other factors that determine the loan loss provision, management anticipates the provision for the last quarter of the year will be consistent with the provision for the previous three quarters of 1996. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

    Non-interest income for the three months ended September 30, 1996 increased $307,000, or 24.8%, to $1.5 million from $1.2 million in the third quarter of 1995. Non-interest income for the nine months ended September 30, 1996 increased $721,000, or 20.8%, to $4.2 million. Increases for both the three and nine month periods were due primarily to increases in service charges and other fee income, resulting from increased customer activity and the effect of the recent acquisitions.

Non-Interest Expense

    Non-interest expense for the three months ended September 30, 1996 increased $1.1 million, or 15.9%, to $7.7 million from $6.6 million in the third quarter of 1995. Non-interest expense for the nine months ended September 30, 1996 increased $1.5 million, or 7.2%, to $22.4 million from $20.9 million in the first nine months of 1995. The increases were due primarily to the effect of acquisitions, additional staffing and normal increases in salaries and employee benefits, partially offset for the nine month period by the decrease in FDIC insurance premiums which occurred in May, 1995.

   The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.23% in the third quarter of 1996 compared with 2.23% in the third quarter of 1995. On a year-to-date basis the overhead ratio was 2.27% for the first nine months of 1996 as compared to 2.46% for the same time period in 1995. The decrease in this ratio in the first nine months of 1996 was the result of the factors set forth above.

Provision for Income Taxes

    The Company's provision for income taxes for the three months ended September 30, 1996 increased $14,000, or 0.9%, to $1.7 million from $1.6 million in the third quarter of 1995. The provision for income taxes for the nine months ended September 30, 1996 increased $915,000, or 22.5%, to $5.0 million from $4.1 million in 1995. The increase in income tax provision was principally due to increased taxable income.

Net Income

    As a result of the foregoing factors, net income for the third quarter of 1996 increased by $454,000, or 14.0%, to $3.7 million from $3.2 million in the same period for 1995. Net income for the nine months of 1996 increased by $2.0 million, or 23.1%, to $10.7 million from $8.7 million in the first nine months of 1995.

    Net income per share was $0.53 for the third quarter of 1996 compared with $0.48 in the third quarter of 1995, an increase of 10.4%. Net income per share was $1.53 for the first half of 1996, compared with $1.28 in the same period for 1995, an increase of 19.5%. As of September 30, 1996, fully diluted earnings per share are equal to the stated earnings per share numbers.

FINANCIAL CONDITION

Loan Portfolio

    At September 30, 1996, total loans increased $130 million, or 18.6%, to $830 million from $700 million at December 31, 1995. The loan mix in the Company's portfolio at September 30, 1996 did not change in any material respect compared with December 31, 1995. The increase resulted primarily from continued strong loan demand spread throughout the Company's subsidiary banks and the acquisitions in the first nine months of 1996.

Non-Performing Assets

    At September 30, 1996, non-performing assets amounted to $12.9 million compared to $7.6 million at December 31, 1995. Non-performing loans at September 30, 1996 were $10.9 million, or 1.32% of total loans, compared to $6.8 million at December 31, 1995. Other real estate owned ("OREO") at September 30, 1996 was $2.0 million as compared to $809,000 at December 31, 1995. The ratio of non-performing assets to total loans at September 30, 1996 was 1.56%. Management continues to work at reducing the level of non-performing assets.

Summary of Loan Loss Experience

    For the nine months of 1996, total charge-offs were $735,000 and total recoveries were $182,000. The annualized ratio of net charge-offs to average loans outstanding for the nine months ended September 30, 1996 was .10%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

    At September 30, 1996, the allowance for loan losses as a percentage of total loans was 1.23% compared with a ratio of 1.27% at December 31, 1995.
This decrease in the first nine months of 1996 was due primarily to the robust growth in the loan portfolio, which more than offsets the effect of a $1.3 million net increase in the allowance in the first nine months of 1996. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience, although actual experience will depend on future developments with particular loans and may be affected by general economic trends and developments. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.

Investment Portfolio

    At September 30, 1996, the investment portfolio increased $8.3 million, or 4.0%, to $213 million from $205 million at December 31, 1995. At September 30, 1996, the investment portfolio represented 18.8% of total assets compared with 20.6% at December 31, 1995.

Deposits

    Total deposits at September 30, 1996 increased $104.6 million, or 12.1%, to $971 million from $867 million at December 31, 1995. Interest-bearing deposits at September 30, 1996 increased $83.9 million, or 11.1%, to $840 million from $756 million at December 31, 1995.

Borrowings

    Short-term borrowings at September 30, 1996 were $38.0 million, as compared to $12.2 million at December 31, 1995. Short-term borrowings consist primarily of federal funds purchased. The Company has used short-term borrowings to assist in funding its increasing loan demand. Management has taken steps to monitor short-term borrowing levels and supplement them by increasing interest rates paid to depositors, developing new deposit products, and carefully monitoring the growth in the loan portfolio, although loan growth has continued to outpace the growth in deposits.

    Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of September 30, 1996. These borrowings are secured by pledges of mortgage loans, and totaled $9.2 million at September 30, 1996, compared to $10.8 million at December 31, 1995. These FHLB borrowings had original maturities of three month to seven years at September 30, 1996.

Capital Adequacy

    During the nine months ended September 30, 1996, stockholders' equity increased $7.9 million due to net income of $10.7 million in the nine months, offset by the effect of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which decreased stockholders' equity by $882,000 during the nine months, along with dividends paid to stockholders. At September 30, 1996, the Company's risk-based Tier 1 capital ratio was 11.35%. The total risk-based capital ratio was 12.57% and the leverage ratio was 8.63%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.19% at September 30, 1996, compared with 9.09% at September 30, 1995.

    F & M's common stock dividend payout ratio was 31.2% in the first nine months of 1996 as compared to 30.0% in the comparable 1995 period. These numbers do not include the dividends historically paid by Union and Community prior to their acquisitions by the Company.

   At September 30, 1996, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

    During the first nine months the Company incurred capital expenditures of approximately $3.6 million for replacement and renovation of facilities and the purchase of a new branch location. In addition, on May 10, 1996, the Company acquired Bradley for $6.6 million in cash. The Company's Little Chute acquisition resulted in net cash of $6.6 million paid to F&M, in exchange for F&M's assumption of $7.5 million in deposits and transfer to F&M of the physical assets of the Little Chute branch. The capital expenditures are being paid for by cash provided by operations.

Liquidity

    As shown in the Company's Consolidated Statements of Cash Flows for the nine months ended September 30, 1996, cash and cash equivalents decreased by $14.2 million during the period to $48.8 million at September 30, 1996. The decrease primarily reflected $10.3 million in net cash provided by operating activities and $65.0 million in net cash provided by financing activities, offset by $89.5 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected an increase in deposits and short-term borrowing, partially offset by a decrease in other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

    The foregoing discussion contains forward-looking statements (statements which are not historical fact, and which may include the terms "believe," "expect" or "anticipate") that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, general economic trends, acquisition activity, changes in borrowers' conditions, regulatory changes and those discussed above and in the Company's annual report on Form 10-K for the year ended December 31, 1995 (including the Management's Discussion and Analysis incorporated by reference therein).

                           PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits
           27 Financial Data Schedule

    (b)    Reports on Form 8-K
           None during the quarter

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       F & M BANCORPORATION, INC.
                                       ----------------------------------------
                                       (Registrant)


Date  11/11/96                         Gail E. Janssen
     -------------------               ----------------------------------------
                                       Gail E. Janssen
                                       Chief Executive Officer


Date  November 11, 1996                Daniel E. Voet
     -------------------               ----------------------------------------
                                       Daniel E. Voet
                                       Chief Financial Officer and Treasurer