Form 10-K
period 1996-12-31
F&M BANCORPORATION INC
filed 1997-03-28
CIK 793049

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               F O R M   1 0 - K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               December 31, 1996
     For the fiscal year ended ___________________________________________
                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________
                         Commission file number 0-14553

                           F & M BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

               WISCONSIN                                39-1365327
       ------------------------             ------------------------------------
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

ONE BANK AVENUE, KAUKAUNA, WISCONSIN                                 54130
----------------------------------------                        ----------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:     (414) 766-1717
                                                      ------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 14, 1997, there were 7,606,124 shares of Common Stock outstanding, and the aggregate market value of the Common Stock (based upon the $30.375 closing sale price on that date on the NASDAQ National Market) held by non-affiliates (excludes a total of 454,335 outstanding shares reported as beneficially owned by directors and officers -- does not constitute an admission as to affiliate status) was approximately $217.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                             PART OF FORM 10-K INTO WHICH
              DOCUMENT                  PORTIONS OF DOCUMENTS ARE INCORPORATED
              --------                  --------------------------------------

Proxy Statement for Annual Meeting of                   Part III
  Shareholders on April 22, 1997

                                     PART I

ITEM 1. BUSINESS.

        F&M Bancorporation, Inc. ("F&M" or the "Company") was formed in 1980 to acquire the shares of Farmers and Merchants Bank of Kaukauna, Wisconsin (now known as F&M Bank-Kaukauna). F&M has grown internally and through acquisitions from a one-bank holding company with total assets of $37 million at its inception to a 15-bank holding company with total assets of $1.2 billion at December 31, 1996.

        In January 1997, F&M acquired East Troy Bancshares, Inc. ("ETB"), the holding company of State Bank of East Troy, with total consolidated assets of $56.0 million at December 31, 1996. In February 1997, F&M acquired Green
County Bank ("GCB"), with total assets of $31.5 million at December 31, 1996. See "Recent Developments" below. Giving effect to the ETB and GCB acquisitions, F&M had pro forma total assets of $1.3 billion at December 31, 1996. The acquisitions of ETB and GCB are being accounted for using the pooling of interests method of accounting; however, because the ETB and GCB acquisitions occurred in 1997, all financial information and data included in this annual report on Form 10-K are prior to restatement for those transactions unless otherwise indicated. F&M does not believe that the restatement for the acquisitions will have a material effect on its financial condition or results of operations.

        Unless otherwise indicated, share and per share amounts in this Report on Form 10-K have been restated to reflect F&M's 10% stock dividend in June 1996.

Recent Developments
-------------------
        Proposed Prairie du Chien Acquisition. In October 1996, F&M announced the proposed acquisition of Wisconsin Ban Corp. ("WBC"), the holding company of Prairie City Bank ("PCB"). A definitive agreement was signed in March 1997. PCB, with its main office in Prairie du Chien, has five offices in southwest Wisconsin. In the letter of intent relating to the proposed acquisition, F&M has offered to acquire WBC in exchange for 575,000 shares of F&M Common. Also, outstanding WBC preferred stock will be redeemed for approximately $320,000 in cash. F&M intends to account for the transaction using the pooling of interests method of accounting. The acquisition remains subject to WBC shareholder approval, regulatory approvals, and other customary conditions. While there can be no assurances, F&M expects that the WBC transaction will be consummated in the second quarter of 1997.

        At December 31, 1996, WBC had total assets of $87.3 million, net loans of $56.0 million, total deposits of $69.9 million and shareholders' equity of $8.5 million. For the year ended December 31, 1996, WBC had net income of $740,000.

        Proposed Darlington Acquisition. In February 1997, F&M announced the execution of a definitive agreement providing for the acquisition of Citizens National Bancorporation, Inc. ("CNB"), the holding company of Citizens National Bank of Darlington ("Darlington Bank"). Darlington Bank has two offices, in Darlington and Hazel Green (in southwest Wisconsin). Under the Agreement, F&M would acquire CNB in exchange for shares of F&M Common in an exchange ratio set forth in the Agreement; it is estimated that approximately 525,000 shares of F&M Common would be issued in the transaction (subject to adjustments provided in the Agreement). F&M intends to account for the transaction using the pooling of interest method of accounting. The acquisition remains subject to CNB shareholder approval, regulatory approvals, and other customary conditions. While there can be no assurances, F&M expects that the CNB transactions will be consummated in late 1997.

        At December 31, 1996, CNB had total assets of $75.3 million, net loans of $48.9 million, total deposits of $65.2 million and shareholder's equity of $9.5 million. For the year ended December 31, 1996, CNB had net income of $653,000.

        Brodhead Acquisition. On February 27, 1997, F&M acquired Green County Bank ("GCB"), with one office in Brodhead in south-central Wisconsin. GCB has been renamed "F&M Bank-Brodhead." F&M acquired GCB in exchange for 182,967 shares of F&M Common Stock ("F&M Common"), in a formula amount set forth in the definitive acquisition agreement; the total value of those shares was approximately $5.4 million for purposes of the agreement. F&M is accounting for the transaction using the pooling of interests method of accounting, although periods prior to January 1, 1997 will not be restated because of the relatively small size of GCB as compared to F&M.

        At December 31, 1996, GCB had total assets of $31.5 million, net loans of $21.5 million, total deposits of $28.1 million and shareholders' equity of $3.2 million. For the year ended December 31, 1996, GCB had net income of $287,000.

        East Troy Acquisition. On January 10, 1997, F&M acquired East Troy Bancshares, Inc. ("ETB"), which owned all of the shares of State Bank of East Troy (renamed "F&M Bank-East Troy"), with one office in East Troy in southeast Wisconsin. F&M's acquisition of ETB was made in exchange for 439,993 shares of F&M Common, valued for purposes of the transaction at $13.5 million for purposes of the agreement. F&M is accounting for the transaction using the pooling of interests method of accounting, although periods prior to January 1, 1997 will not be restated because of the relatively small size of ETB as compared to F&M.

        At December 31, 1996, ETB had total assets of $56.0 million, net loans of $43.2 million, total deposits of $46.6 million and shareholders' equity of $7.7 million. For the year ended December 31, 1996, ETB had net income of $224,000.

        Algoma Acquisition. On June 28, 1996, F&M acquired Community State Bank ("CSB") (renamed "F&M Bank-Algoma"). In the transaction, the outstanding shares of common stock of CSB were converted into 423,172 shares of F&M Common, in a conversion ratio determined pursuant to a formula set forth in the Agreement. CSB became a wholly-owned F&M subsidiary.

        At December 31, 1995, CSB had total assets of $53.2 million, net loans of $19.7 million, total deposits of $44.5 million, and shareholders' equity of $8.2 million. For the fiscal year ended December 31, 1995, CSB had net income of $629,000. F&M accounted for the CSB acquisition using the pooling of interests method of accounting, and has restated prior period financial statements.

        Tomahawk Acquisition. On May 10, 1996, F&M acquired Bradley Bank ("Bradley") from its holding company and minority shareholders. Bradley had two full service offices in Tomahawk, Wisconsin which became branches of F&M Bank-Lakeland through a merger of Bradley into F&M Bank-Lakeland. The Bradley acquisition was made for approximately $6.6 million in cash.

        At December 31, 1995, Bradley had total assets of $36.1 million, net loans of $25.5 million, total deposits of $32.6 million and shareholders' equity of $3.3 million. For the year ended December 31, 1995, Bradley had net income of $505,000. The Bradley acquisition has been accounted for using the purchase method of accounting, which means that its assets, liabilities and financial results are reflected only from and after the date of acquisition.

        Little Chute Acquisition. On April 26, 1996, F&M acquired the Little Chute branch office of TCF Bank Wisconsin, fsb. The acquisition included the purchase of fixed assets and the assumption of deposit liabilities by F&M Bank-Kaukauna. The acquisition was a cash transaction, in which F&M purchased the fixed assets of the Little Chute branch, and was reimbursed in cash

(reduced by an agreed-upon premium) by TCF for the assumption of deposits. At April 26, 1996, the TCF Little Chute branch office had total deposits of approximately $7.5 million.

        Superior Acquisition. On February 5, 1996, F&M acquired Monycor Bancshares, Inc. ("Monycor") which owned a 98.4% interest in Monycor Bank (which was subsequently renamed "F&M Bank-Superior"). F&M Bank-Superior is a Wisconsin state bank headquartered, with a single office, in Superior, Wisconsin, in the northwestern corner of the state. In the Monycor transaction, Monycor merged into a subsidiary of F&M, and outstanding shares of Monycor Common Stock were converted into an aggregate of 173,319 shares of F&M Common, valued for purposes of the transaction at $3.6 million. F&M subsequently acquired the remaining minority interest in F&M Bank-Superior.

        At December 31, 1995, Monycor had total assets of $29.5 million, net loans of $18.4 million, total deposits of $26.4 million and shareholders' equity of $1.7 million. For the fiscal year ended December 31, 1995, Monycor had net income of $380,000. F&M accounted for the Monycor transaction using the pooling of interests method of accounting. However, because the effect of the transaction on financial statements is not material, F&M is not restating financial results prior to January 1, 1996 to reflect the Monycor acquisition.

        Additional and Changed Office Locations. In July 1996, F&M Bank-Northeast opened a second full service Green Bay office as a de novo branch office. In November 1996, F&M Bank-Kaukauna opened a full-service supermarket branch in Little Chute, Wisconsin, to complement the branch acquired in Little Chute earlier in the year.

        In October 1996, F&M Bank-Portage County consolidated its main office in Park Ridge and branch office in Custer into a new location on the east side of Stevens Point, between those two former locations. In addition, in January 1997, F&M Bank-Portage County relocated its Amherst Junction branch to a new branch in Amherst, approximately three miles away. In March 1996, F&M Bank-Lancaster closed its previous main office and relocated, consolidating its Lancaster operations and former branch location which was expanded to serve are a customers through a single location.

Subsidiary Banks
----------------
        F&M owns 17 subsidiary banks (the "Banks" or the "F&M Banks"), all of which are Wisconsin state banks, and each of which (other than recently acquired banks which have not yet applied for membership) is a member of the Federal Reserve System. The Banks are community banks which provide a full range of services to consumers and businesses in small and medium-sized communities throughout Wisconsin. F&M provides the benefits of holding company affiliation while the Banks to operate with considerable autonomy.

        The following table presents certain information as to the F&M Banks. Each of the F&M Banks is wholly-owned by F&M.

                                                  NO. OF FULL          TOTAL
                                   YEAR         SERVICE OFFICES       ASSETS
        BANK                    ACQUIRED(1)       AT 3/31/97        AT 12/31/96
        ----                    -----------     ---------------     -----------
                                                                   (in millions)
F&M Bank-Kaukauna                  1980                5              $119.6
F&M Bank-Appleton                  1981                3                60.7
F&M Bank-Hilbert                   1983                3                29.4
F&M Bank-Winnebago County          1985                3                93.5
F&M Bank-New London                1987                1                32.7
F&M Bank-Portgage County           1987                2                74.2
F&M Bank-Fennimore                 1988                1                46.3
F&M Bank-Potosi                    1988                2                33.4
F&M Bank-Lancaster                 1990                1                42.6
F&M Bank-Lakeland                  1991                7               149.1
F&M Bank-Kiel                      1991                1                43.6
F&M Bank-Northeast                 1994               11               259.3
F&M Bank-Waushara County           1995                5               101.2
F&M Bank-Superior                  1996                1                32.1
F&M Bank-Algoma                    1996                2                51.0
F&M Bank-East Troy                 1997                1                56.2
F&M Bank-Brodhead                  1997                1                31.5

-----------
(1) In the case of F&M Banks resulting from mergers, represents the date F&M first acquired any of the constituent banks in those mergers.

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

Markets
-------
        F&M Banks provide services through a total of 50 full service offices in 41 Wisconsin communities. In recent years, the economic and business environment in the State of Wisconsin has been relatively strong and stable. The communities in which the F&M Banks maintain offices range in population from almost 100,000 to less than 500. Although many of the communities in which the F&M Banks are located are relatively small, they generally have diverse economies with representation from many industry groups. In 21 communities, F&M Banks maintain the only commercial bank offices in those communities. Each F&M Bank branch provides complete retail banking services and full service banking for personal, commercial and service industry customers.

        F&M's largest markets are in east-central, northeast and adjacent areas of central Wisconsin, particularly in and near the group of cities and smaller communities from Oshkosh to

Green Bay locally known as the "Fox River Valley." This area includes F&M's Fox Valley, Northeast and Central Regions. F&M's Fox Valley Region includes F&M Banks-Appleton, Hilbert, Kaukauna, Kiel and New London. F&M's Northeast Region includes F&M Banks-Algoma and Northeast. F&M's Central Region includes F&M Banks-Portage County, Waushara County and Winnebago County.

     F&M Banks-Fennimore, Potosi and Lancaster are located in Grant County in southwest Wisconsin, and together with F&M Bank-Brodhead in south-central Wisconsinand F&M Bank-East Troy in southeast Wisconsin make up F&M's Southern Region. PCB and Darlington Bank would also be part of the Southern Region. F&M's Northern Region consists of F&M Bank-Lakeland in north-central Wisconsin and F&M Bank-Superior in northwestern Wisconsin.

Acquisition and Expansion Strategy
----------------------------------
     The Company's strategy is to continue to grow by actively pursuing opportunities to acquire other financial institutions and by establishing or acquiring additional branches. The Company's primary geographic area of focus for expansion is small metropolitan areas and other communities in Wisconsin. Although it is not currently pursuing out-of-state acquisitions, it would consider appropriate opportunities in contiguous states should they arise. The Company generally concentrates on acquisitions of banks with $25 million or more in assets, although it would consider acquiring a smaller institution if the Company would be able conveniently and economically to operate it as a branch of a nearby Bank or other attractive factors exist.

     In addition to the acquisitions described above under "Recent Developments," in the past five years, F&M has consummated four other acquisitions:

    USB Acquisition. On January 9, 1995, F&M acquired Union State Bank ("USB") which has been renamed "F&M Bank-Waushara County." F&M Bank-Waushara County is a Wisconsin state bank headquartered in Wautoma, Wisconsin, approximately 40 miles south-southeast of the city of Stevens Point, and 40 miles west of the city of Oshkosh. In the USB transaction, F&M issued 814,617 shares of F&M Common in the transaction, valued for purposes of the transaction at $16.2 million, for over 99% of USB. The remaining shares of USB's Common Stock were subsequently acquired by F&M for cash. At December 31, 1994, USB had total assets of $93.8 million. F&M accounted for the USB transaction using the pooling of interest method of accounting.

    Pulaski Acquisition. On March 21, 1994, F&M acquired Pulaski Bancshares, Inc. ("PBI") and its wholly-owned subsidiary Pulaski State Bank (subsequently renamed "F&M Bank-Pulaski" and merged as part of F&M Bank-Northeast). The PBI acquisition enhanced F&M's presence in northeast Wisconsin. In the PBI transaction, outstanding shares of PBI common stock, and share equivalents subject to outstanding PBI options, were converted into shares of F&M Common. In the merger, F&M issued a total of 953,935 shares of F&M Common, and assumed an option which was converted into an option to purchase 15,900 shares of F&M Common. At December 31, 1993, PBI had total assets of $79.9 million and shareholders' equity of $9.2 million. F&M accounted for the PBI transaction using the pooling of interests method of accounting.

    First National Acquisition. On February 11, 1994, F&M acquired First National Financial Corporation ("FNFC") and its wholly-owned subsidiary First National Bank of Wisconsin ("Northeast Bank"), which has been renamed "F&M Bank-Northeast" and converted to a Wisconsin state bank. The FNFC acquisition established F&M's presence in Wisconsin areas northeast of the Fox River Valley. In the FNFC transaction, outstanding shares of FNFC common stock were converted into shares of F&M Common, resulting in the issuance of 382,061 shares of F&M Common. The then outstanding shares of FNFC preferred stock were converted into cash at their redemption value (plus accrued dividends), for aggregate cash payments of $2.1 million. Also, F&M repaid certain corporate debt of FNFC to a third party bank in the amount of $4.5 million, including accrued interest. At December 31, 1993, FNFC has total assets of $106.3 million and common shareholders' equity of $3.2 million. F&M accounted for the FNFC transaction using the pooling of interests method of accounting.

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

     To supplement the presence it has established in various markets, and to expand to new markets, the Banks will from time to time open additional branch offices, including supermarket and other non-traditional branches, in communities which warrant additional coverage. Since 1988, the Banks have established de novo branches in Appleton (two), Darboy, Green Bay (two), Kaukauna, Little Chute, Minocqua and Oshkosh. The Company will also consider branch purchases, as in the case of Little Chute, the relocation of bank offices to more attractive locations, as it has done in Stevens Point, Amherst and Lancaster, and closing of branch offices where warranted.

     The Company believes that its experience in making acquisitions and in assimilating acquired institutions into the Company's system, as well as its philosophy of permitting significant independence of the management of the Banks, position the Company well to take advantage of future expansion opportunities. The Company believes that its experience with, and willingness to acquire banks in smaller communities gives it an advantage in responding to certain acquisition opportunities. These opportunities may be created by management succession needs, desires to obtain assistance in responding to increasing regulatory requirements, bank shareholder liquidity needs and similar situations.

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

Business Planning and Marketing
-------------------------------
     Company-wide plans are set each year, both for F&M and for the Banks, and are developed after substantial input from and consultation with Bank personnel. Progress is regularly monitored in meetings with Bank employees and in system-wide reports. F&M also uses compensation and performance incentives for all of its employees to help achieve the plan targets.

     F&M developed "Lifestyle Banking" for implementation by the Banks to bolster each of their marketing efforts in the communities they serve. Lifestyle Banking seeks to attract new customers and create broad banking relationships with customers by focusing on their varying needs rather than attempting to design products and services of general application or aggressively price a particular product or service. Bank Employees are trained to recognize customer needs and take additional responsibility and initiative in marketing the Bank's products and services to provide more individualized customer service. Lifestyle Banking is also designed to provide a continuing customer-level source of ideas to help the Banks better serve their customers and communities.

Lending and Investments
-----------------------
     The F&M Banks offer short-term and long-term loans on a secured or unsecured basis for business or personal purposes. The F&M Banks focus their lending activities on individuals and small businesses in their immediate market areas. Lending has been almost exclusively within the State of Wisconsin. The markets of the F&M Banks include a wide variety of businesses; therefore, F&M does not believe it is unduly exposed to problems in any particular industry group.

     F&M believes that it can best serve its customers and thereby enhance F&M's business, operations and profitability, by maximizing local autonomy in credit decisions. Generally, managements of the F&M Banks operate independently of F&M in making credit decisions. F&M maintains an approval procedure for any new loan that exceeds a specified threshold amount (varying depending upon the F&M Bank) or loan participations exceeding $750,000. F&M also provides continuing loan review and administrative assistance for the F&M Banks. The foregoing are in addition to each F&M Bank's internal loan procedures.

     The F&M Banks participate in lending guaranteed by the Small Business Administration and/or the Federal Housing Administration. For residential customers, the F&M Banks make mortgage loans and offer a variety of programs which are for resale in secondary mortgage markets or which are retained in the F&M Banks' portfolios. F&M does not have any substantial business with foreign obligors.

     Real Estate Loans. Real estate loans include residential mortgages and agricultural real estate, commercial real estate and construction loans. On a company-wide basis, real estate leading represents F&M's largest category of loans outstanding. At December 31, 1996, residential, commercial and agricultural real estate loans represented approximately 64.6% of loans outstanding, the majority of which consists of residential real estate first mortgages, with real estate construction loans approximating an additional 4.2% of the portfolio.

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

     Commercial and Industrial Loans. Loans in this category principally include loans to service, retail, wholesale and manufacturing businesses. At December 31, 1996, approximately 19.5% of loans outstanding were in this category. The F&M Banks provide both secured and unsecured loans and lines of credit for the operations and expansion needs of local business. The F&M Banks generally look to borrower's business operations as the principal source of repayment, but they also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property, and/or personal guaranties. Repayment risk relating to commercial and industrial loans generally relates to the success or failure of the underlying business enterprise.

     Agricultural Loans. There is a strong focus on the agricultural industry in many of the communities in which F&M Banks' offices are located. The industry agricultural products produced in these communities vary significantly, and include dairy, livestock, vegetables and other cash crops. At December 31, 1996, approximately 5.4% of loans outstanding were made to agricultural producers, excluding agricultural real estate lending which constitutes an additional approximately 4.7% of loans. These loans are in a variety of communities and relate to a variety of agricultural commodities, thus lessening F&M's exposure to weaknesses in any one geographical area or type of agricultural production. Because of the breadth and relative health of Wisconsin's agricultural industries, F&M has not experienced significant system-wide problems in agricultural-related loans. Credit risks relating to agricultural loans generally depend upon varying commodity prices and crop conditions which affect agricultural producers.

     Installment and Other Consumer Loans. F&M makes installment and other consumer loans, including automobile loans, home improvement loans and personal lines of credit. At December 31, 1996, approximately 6.3% of the loans were installment or other consumer loans. F&M believes that consumer loans often represent the beginning of a long-term banking relationship with new customers. Credit risks relating to installment and consumer loans include the risks relating to the repayment capacity of the borrower involved and the depreciation of the assets used as collateral for such loans.

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

Deposits
--------

    Each of the F&M Banks offers the usual and customary range of depository products provided by commercial banks, including checking, savings and money market accounts, and certificates of deposits. Deposits at each F&M Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits.

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

Other Customer Services and Products
------------------------------------

     Other aspects of the business of the Banks include safety deposit box services, and the sale and purchase of U.S. government securities, obligations of U.S. government agencies, obligations of state and political subdivisions and other similar securities. The Banks use repurchase agreements on a limited basis, primarily with municipal customers.

     Certain of the Banks have established "Investment Centers" which, through arrangements with other service providers, offer securities brokerage services, annuities, and mutual fund products in addition to the other banking products and services offered by the Banks. Currently, only F&M Banks-Kaukauna and Lancaster offer trust services. F&M intends to establish a separate trust company subsidiary and, subject to regulatory approval, the Company expects to begin operations of trust services through the subsidiary in late 1997.

Administration of the Banks
---------------------------

        Although each of the Banks operates with a significant level of independence, F&M has centralized operations for certain functions, and makes available its corporate staff and centralized resources for other functions upon request. In early 1997, the Corporation reorganized its bank subsidiaries under five regions, with teams of bank and holding company officers to oversee the operations of the Banks within those regions.

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

        Data Processing. F&M has contracted with an outside provider for these services through a combination of on-site Bank personnel and remote processing hardware and software. Under the data processing agreement, new hardware and software are being maintained at remote locations although F&M has the option to acquire both the hardware and the software to perform the data processing in-house if that is subsequently deemed in its best interests. F&M provides data processing services to all of the Banks except F&M Banks-Woodruff, Northeast, Waushara County, Superior, East Troy and Brodhead through this arrangement. F&M is now considering amendment of its data processing arrangements to include these other banks under the general data processing agreement.

        Other Operations and Services. F&M provides other services for the benefit of the Banks such as marketing assistance, human resources services and benefits administration, internal audit and centralized purchasing of supplies. F&M believes that centralizing these services promotes efficiency and cost savings for the Banks without interfering with their community-oriented management.

Competition
-----------

        The F&M Banks actively compete with other financial institutions and businesses in both attracting and retaining deposits and making loans. Direct competition include banks, savings and loans and credit unions. These institutions offer direct competition in the areas of deposits and loans. Other competitors include insurance companies, securities brokerage firms, trust companies and investment management firms which also offer competition for many of the services offered by the F&M Banks, such as discount brokerage and annuities.

        F&M believes it has a competitive advantage because in 21 communities, F&M Bank office locations represent the only commercial bank office in those communities. However, in some of these communities, savings and loan associations, savings banks and/or credit unions also maintain offices, and there are bank offices located in other nearby communities. Competition with other financial institutions and businesses can affect the Banks' ability to obtain and retain customers as well as the pricing levels of their products and services. F&M believes its focus on establishing continuing banking relationships and on individualized customer service provides additional competitive advantages.

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

Regulation and Supervision
--------------------------

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

        All of the F&M Banks are incorporated under the banking laws of Wisconsin. Each of the F&M Banks is therefore subject to supervision and regulation by the Department of Financial Institutions (the "Department") through its Division of Banking.

        Each of the F&M Banks (except in certain instances recently acquired banks, which are expected to apply for membership) is a member of the Federal Reserve System, and is therefore subject to regulation by the Federal Reserve Board. The deposits of each of the banks are insured, up to statutory limits, by the Federal Deposit Insurance Corporation. As a registered bank holding company under the Bank Holding Company Act of 1956, F&M itself is subject to review and regulation by the Federal Reserve Board. F&M, as a holding company, is also subject to review and examination by the Department under Wisconsin law.

        In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks declared and paid without the approval of the Department be paid out of current earnings or, no more than once within the immediate preceding two years, out of dividend profits in the event there have been insufficient net profits. Any other dividends require the prior written consent of the Department. Each of the F&M Banks is in compliance with all applicable capital requirements. Except for F&M Bank-Lakeland which has capital limitations resulting from its acquisition of Bradley Bank, each of the F&M Banks may pay dividends to F&M.

        Under federal legislation enacted in 1994, beginning in September 1995 Wisconsin bank holding companies, including F&M, have been allowed to acquire banks and holding companies nationwide, and holding companies in all other states will be allowed to acquire banks and holding companies in Wisconsin. Wisconsin law generally requires the approval of the Department for all acquisitions of banks in Wisconsin, whether by Wisconsin or out-of-state entities. Interstate bank mergers, under specified circumstances, would be permitted beginning in 1997. To date, F&M has not actively pursued acquisitions of institutions outside of Wisconsin, although it would consider doing so should an appropriate opportunity arise. Wisconsin law permits establishment of full service bank branch offices statewide.

        F&M, as a member of the banking industry, is affected by general economic conditions, particularly as those conditions affect the Wisconsin communities served by the F&M Banks. A financial institution's earnings also depend to a large extent upon the relationship between the cost of funds (primarily deposits) and the yield on earning assets (loans and investments). This relationship, known as the interest rate margin, is subject to fluctuation and is affected by regulatory, economic and competitive factors which influence the volume and rate of interest on interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.

Statistical Information
-----------------------

        The principal sources of income for the subsidiary banks of F&M are interest and fees on loans, interest on short-term investments and interest on securities. The total operating income and the percentage of each to total operating income is shown below:

                                        YEAR ENDED DECEMBER 31,
        ITEM OF INCOME                  1996        1995      1994
-------------------------------------------------------------------
Interest and fees on loans
  and short-term borrowings               80.3%     79.4%     76.8%
Interest on securities                    13.4%     14.9%     17.2%
Non-interest income                        6.3%      5.7%      6.0%
Total operating income (in thousands)  $92,753   $80,740   $68,054


F&M and its subsidiaries do not have any material foreign deposits, loans or operations.

        The following statistical information is offered in response to the Securities and Exchange Commission's "Guide 3 - Statistical Disclosures by Bank Holding Companies". Certain of that information is included in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A") at Item 7 hereof, and is incorporated in this section by reference thereto.

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

I. C.           INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE

                Incorporated by reference from MD&A under the caption "Results of Operations - Net Interest Income."

II. A.          INVESTMENT PORTFOLIO

                Incorporated by reference from MD&A under the caption "Financial Conditions - Investment Portfolio."

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

B.              MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
                RATES

                Incorporated by reference from MD&A under the caption "Financial Condition - Loan Portfolio."

C.              RISK ELEMENTS

                Incorporated by reference from MD&A under the caption "Financial Condition - Non-Performancing Assets."

D.              OTHER INTEREST BEARING ASSETS

                None

IV. A.          SUMMARY OF LOAN LOSS EXPERIENCE

                Incorporated by reference from MD&A under the caption "Financial Condition - Summary of Loan Loss Experience."

IV.  B.         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                Incorporated by reference from MD&A under the caption "Financial Condition - Allocation of Allowance for Loan Loss."

V.              DEPOSITS

The Companies average balances of deposits and the average rate paid on these deposits during the years ended December 31, 1996, 1995 and 1994 are:

                                               1996                        1995                       1994
                               --------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                    BALANCE        RATE        BALANCE         RATE        BALANCE         RATE
---------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
  deposits                             $118,678           -         $102,211          -        $95,691          -

Interest bearing demand deposits         86,534         1.91%         87,187        1.98%       94,310         1.93%

Saving deposits                         260,477         3.22%        206,658        2.91%      208,170         2.50%

Time deposits                           472,222         5.72%        430,593        5.60%      369,771         4.51%

---------------------------------------------------------------------------------------------------------------------
Total                                   937,911                     $826,649                  $767,942
=====================================================================================================================

The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1996 is: $88,021,000. Their maturing distribution is as follows:

          -  three months or less                              $32,121,000
          -  over three months and through twelve months      $43,714,000
          -  over one year                                     $12,186,000

Neither F&M or its subsidiaries have any deposits in foreign banking offices.

VI.             RETURN ON EQUITY AND ASSETS

The various ratios are included in the MD&A under the caption "Results of Operations" and "Financial Condition - Capital Adequacy" and are incorporated by reference thereto.

VII.            SHORT-TERM BORROWINGS

The comparison of short-term borrowings as of December 31, follows:


DOLLARS IN THOUSANDS                                 1996            1995               1994
-------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
under repurchase agreement                           $41,332          $12,194          $19,442

Other short-term borrowings                              -                -                404
-------------------------------------------------------------------------------------------------
Totals                                               $41,332          $12,194          $19,846
=================================================================================================

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:



DOLLARS IN THOUSANDS                  1996        1995          1994
-------------------------------------------------------------------------------------------
As of end of year:
 Weighted average rate              6.37%        5.65%         5.90%

For the year:

  Maximum amount outstanding        $45,237      $31,904       $32,509

  Average amount outstanding        $32,692      $15,885       $18,590

  Weighted average rate             5.45%        5.81%         4.38%

ITEM 2.         PROPERTIES.

        Of the Banks' 50 total offices, 47 are located in buildings which are owned by the respective Bank. Three grocery store offices are located in leased facilities; the leases are short-term, which the Company believes is appropriate for the particular locations. In addition, the Company owns its headquarters building in Kaukauna, Wisconsin.

        All of the owned facilities are designed for commercial banking operations. All facilities used by the Company and the Banks are suitable for their current and anticipated expanded utilization, although the Company regularly reviews whether any changes or improvements would be advisable.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings other than routine litigation which is not material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the executive officers of F&M. Executive officers are elected annually by the Board of Directors, and serve at the discretion of the Board.

                                       AGE AT
        NAME                           3/31/97                  POSITION(S)
        ----                           -------                  -----------
        Gail E. Janssen                  66                     Chairman of the Board, Chief
                                                                 Executive Officer and Director
        Gary A. Lichtenberg              53                     President and Chief Operating Officer
        John W. Johnson                  43                     Vice President and Director
        Douglas A. Martin                45                     Vice President and Director
        Daniel E. Voet                   33                     Chief Financial Officer and Treasurer
        Donna R. Habert                  45                     Vice President-Data Processing
        Janet M. Lasko                   54                     Vice President-Administration and
                                                                 Secretary
        Bartholomew Salazar              33                     Vice President-Investments
        Linda K. Seefeldt                42                     Vice President-Marketing
        Peter H. Smaby                   35                     Vice President-Compliance/
                                                                 Loan Review
        Darlene M. Vanden Boogart        38                     Vice President-Audit
        Constance M. Verbruggen          37                     Vice President-Human Resources

        Mr. Janssen has served as Chairman, Chief Executive Officer and a director of F&M since its inception. Mr. Janssen also serves as Chairman of the Board of F&M Bank-Kaukauna. Since its inception in 1997, Mr. Janssen has also served as a member of the Corporation's Office of the Chairman, which is intended to assist the Chairman in performing the duties of his position and in management planning and succession. Mr. Janssen served as President of F&M Bank-Kaukauna from 1977 to 1991, and as President of F&M from its inception until 1996. F&M has historically considered itself highly dependent upon the services of Mr. Janssen, although recent changes in management structure were intended, in part, to lessen that dependence.

        In April 1996, Mr. Lichtenberg joined F&M as President and Chief Operating Officer. Mr. Lichtenberg also serves as chairman of F&M Banks-Appleton and East Troy since 1997, and is a member of the Office of the Chairman established in 1997. Mr. Lichtenberg previously served as Senior Vice President and Banking Controller of Marshall & Ilsley Corporation from its 1994 acquisition of Valley Bancorporation until 1996, and as Valley's Senior Vice President, Chief Financial Officer and Secretary since 1984. He had served as a Valley officer since 1970.

        Mr. Johnson has been a Vice President of F&M since 1994, and a member of the Office of the Chairman since its establishment in 1997. Mr. Johnson was President of F&M Bank-Pulaski since 1989, and also became President of F&M Bank-Northeast in March 1994, shortly before the merger of the two banks. Mr. Johnson was elected to F&M's Board of Directors in April 1994, as contemplated by F&M's acquisition of PBI.

        Mr. Martin became a Vice President of F&M in 1992. Mr. Martin became Chairman of the Board of F&M Banks-Fennimore, Lancaster and Potosi in March 1994. Mr. Martin has been President of F&M Bank-Fennimore since 1985, and has served as a director of F&M since 1990.

        Mr. Voet became Chief Financial Officer in 1994 and Treasurer in 1993. Mr. Voet previously served as Corporate Accountant of F&M since 1991, before which he was a certified public accountant in private practice.

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

        F&M and its subsidiaries employed approximately 502 persons on a full-time equivalent basis at December 31, 1996.

                                  * * * * *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The discussions in this Report on Form 10-K and the documents incorporated herein by reference, which are not statements of historical fact (including statements which include terms such as "believe", "will", "expect" and "anticipate"), contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collection experience, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors including those discussed in Item 1 above in this Report and in the Company's Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        F&M Common Stock trades on The NASDAQ Stock Market ("NASDAQ") under the symbol "FMBK". F&M had approximately 2,950 shareholders of record at February 28, 1997. The following table summarizes high and low prices and cash dividends paid for F&M Common Stock for the periods indicated.

        CALENDAR                                        CASH DIVIDENDS
         PERIOD         HIGH            LOW             PAID PER SHARE
-------------------     ----            ---             --------------

1995    1st quarter     20.00           18.64                   .136
        2nd quarter     20.00           17.95                   .136
        3rd quarter     22.73           18.53                   .136
        4th quarter     25.00           21.59                   .136

1996    1st quarter     25.91           22.05                   .164
        2nd quarter     31.50           24.55                   .164
        3rd quarter     31.50           28.25                   .17
        4th quarter     32.00           29.75                   .17

        The high and low prices represent actual trade prices as reported on NASDAQ. According to information provided by NASDAQ (as adjusted for the June 1996 stock 10% dividend), the trading volume of F&M Common Stock on NASDAQ was 1,202,570 shares during 1996 and 874,903 shares during 1995.

        F&M has paid quarterly or annual cash dividends since its inception. The holders of F&M Common Stock are entitled to receive such dividends as are declared by the board of directors of F&M, which considers (and may change) payment of dividends quarterly. For the first quarter of 1997, the board of directors has declared a dividend of $.20 per share.

        The ability of F&M to pay dividends is dependent upon the receipt of dividends from the F&M Banks, payment of which is subject to regulatory restriction. In determining cash dividends, the board of directors of F&M considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial condition of F&M and the F&M Banks, and other relevant factors. See
Note 15 of Notes to F&M's Consolidated Financial Statements and the discussion under "Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition--Capital Adequacy," incorporated herein by reference, for restrictions on the ability of the F&M Banks to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

        Incorporated by reference to the Selected Financial Data of the Company appearing at page F-42 of this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Incorporated by reference to the Management's Discussion and Analysis of the Company appearing at pages F-43 through F-62 of this report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Incorporated by reference to the financial statements of the Company appearing at pages F-1 through F-41 of this report on Form 10-K, and to the Quarterly Data appearing at page F-62 of this report on Form 10-K.
Also see the "Index to Financial Statements and Financial Statement Schedules" filed as part of Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


      Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information in response to this item is incorporated herein by reference to "Election of Directors", "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on April 22, 1997 ("1997 Proxy Statement") and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

        Incorporation by reference to "Election of Directors", "Executive Compensation" (excluding "Compensation Committee Report on Executive Compensation" therein) and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Incorporated by reference to "Transactions with the Corporation" in the 1997 Proxy Statement.




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

        (b)  REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by the Company during the fourth quarter of 1996. However, the Company subsequently has filed a report on Form 8-K, dated January 10, 1997, which related to its acquisition of ETB. That report did not include financial statements of ETB, because of the relative size of ETB as compared to F&M.



        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      See page F-1,  which follows.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


          CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION
                 Years Ended December 31, 1996, 1995, and 1994
--------------------------------------------------------------------------------
                               TABLE OF CONTENTS

                                                                 Page
                                                                 ----

Independent Auditor's Report                                     F-2


Financial Statements:

      Consolidated Balance Sheets                                F-3 -  F-4

      Consolidated Statements of Income                          F-5 -  F-6

      Consolidated Statements of Stockholders' Equity            F-7 -  F-8

      Consolidated Statements of Cash Flows                      F-9 -  F-10

      Notes to Consolidated Financial Statements                 F-11 - F-41

                                    * * *

Selected Financial Data                                          F-42

Management's Discussion and Analysis                             F-43 - F-62

                  [WIPFLI ULLRICH BERTELSON LLP LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
F&M Bancorporation, Inc.
Kaukauna, Wisconsin


We have audited the accompanying consolidated balance sheets of F&M Bancorporation, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of F&M Bancorporation, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," as of January 1, 1996.



                                                Wipfli Ullrich Bertelson LLP
                                          --------------------------------------
                                                Wipfli Ullrich Bertelson LLP

January 31, 1997
Appleton, Wisconsin

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                             (Dollars in Thousands)
--------------------------------------------------------------------------------



                                     ASSETS

                                                                      1996          1995
                                                                      ----          ----
Cash and due from banks                                           $   44,626      $ 40,848
Federal funds sold                                                    18,204        22,118
                                                                  ----------      --------

   Cash and cash equivalents                                          62,830        62,966

Investments:
   Interest-bearing deposits in other financial
    institutions                                                          97           551
   Investment securities available for sale -
    Stated at fair value                                             111,101       138,348
   Investment securities held to maturity -
    Fair value of $96,824 in 1996 and
     $67,545 in 1995                                                  95,030        65,948

Total loans                                                          864,674       700,044
   Allowance for credit losses                                       (10,602)       (8,921)
                                                                  ----------      --------

Net loans                                                            854,072       691,123

Premises and equipment                                                27,935        20,719
Other assets                                                          22,429        16,623
                                                                  ----------      --------





TOTAL ASSETS                                                      $1,173,494      $996,278
                                                                  ==========      ========

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             1996            1995
                                                                             ----            ----

Liabilities:
   Non-interest-bearing deposits                                         $  137,657       $110,188
   Interest-bearing deposits                                                868,103        756,524
                                                                         ----------       --------

   Total deposits                                                         1,005,760        866,712

   Short-term borrowings                                                     41,332         12,194
   Other borrowings                                                           9,817         10,833
   Other liabilities                                                         11,636         12,282
                                                                         ----------       --------

      Total liabilities                                                   1,068,545        902,021
                                                                         ----------       --------

Minority interest in subsidiaries                                                              190
                                                                         ----------       --------

Commitments and contingent liabilities (Note 18)

Stockholders' equity:
   Common stock - $1 par value:
      Authorized - 20,000,000 shares
      Issued - 7,016,690 and 6,221,247 shares,
       at December 31, 1996 and 1995, respectively                            7,017          6,221
   Capital surplus                                                           60,157         43,639
   Retained earnings                                                         38,784         44,900
   Unrealized gain (loss) on securities available for sale -
    Net of tax                                                                 (348)           131
   Less - Common stock held in treasury, at cost -
    34,750 and 39,000 shares, at December 31,
    1996 and 1995, respectively                                                (661)          (824)
                                                                         ----------       --------

      Total stockholders' equity                                            104,949         94,067
                                                                         ----------       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,173,494       $996,278
                                                                         ==========       ========


          See accompanying notes to consolidated financial statements.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1996, 1995, and 1994
               (Dollars in Thousands, Except Earnings Per Share)
________________________________________________________________________________


                                                    1996          1995           1994
                                                    ----          ----           ----
Interest income:
   Interest and fees on loans                      $73,254       $63,408       $51,703
   Interest on investment securities:
      Taxable                                        7,723         8,146         7,776
      Tax-exempt                                     4,687         3,865         3,923
   Other interest income                             1,213           672           540
                                                   -------       -------       -------

      Total interest income                         86,877        76,091        63,942
                                                   -------       -------       -------

Interest expense:
   Deposits                                         37,039        31,904        23,728
   Short-term borrowings                             1,781           935           808
   Other borrowings                                    426           968           538
                                                   -------       -------       -------

      Total interest expense                        39,246        33,807        25,074
                                                   -------       -------       -------

Net interest income                                 47,631        42,284        38,868
Provision for credit losses                          2,004         1,653         1,338
                                                   -------       -------       -------

Net interest income after provision
 for credit losses                                  45,627        40,631        37,530
                                                   -------       -------       -------

Other income:
   Service fees                                      3,061         2,611         2,303
   Net security gains                                  115            37            70
   Other operating income                            2,700         2,001         1,739
                                                   -------       -------       -------

      Total other income                             5,876         4,649         4,112
                                                   -------       -------       -------

Other expenses:
   Salaries and employee benefits                   16,366        14,257        15,261
   Net occupancy expense                             4,277         4,002         3,990
   FDIC assessment                                      83           929         1,733
   Data processing                                   1,356         1,385         1,394
   Goodwill amortization                               524           398           398
   Other operating expenses                          7,776         6,756         7,366
                                                   -------       -------       -------

      Total other expenses                          30,382        27,727        30,142
                                                   -------       -------       -------

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------

                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                 Years Ended December 31, 1996, 1995, and 1994
               (Dollars in Thousands, Except Earnings Per Share)
--------------------------------------------------------------------------------


                                                         1996                  1995                  1994
                                                         ----                  ----                  ----
Income before provision for income
 taxes                                                $21,121               $17,553               $11,500
Provision for income taxes                              6,708                 5,566                 3,075
                                                      -------               -------               -------

Net income                                            $14,413               $11,987               $ 8,425
                                                      =======               =======               =======

Net income applicable to common stock                 $14,413               $11,987               $ 8,403
                                                      =======               =======               =======

Earnings per common share                             $  2.07               $  1.76               $  1.23
                                                      =======               =======               =======


          See accompanying notes to consolidated financial statements.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1996, 1995, and 1994
                             (Dollars in Thousands)
--------------------------------------------------------------------------------





                                                                          Common Stock
                                                                      ----------------------    Capital
                                                                       Shares         Amount    Surplus
                                                                      ---------       ------    -------

Balance, January 1, 1994                                              5,832,745       $5,833    $41,783
Pooling of interests - Community State Bank                             384,702          384      1,826
                                                                      ---------       ------    -------

Balance, January 1, 1994, as restated                                 6,217,447        6,217     43,609
Change in accounting for investments - Adoption
 of SFAS No. 115
Net income
Cash dividends declared:
   Common stock
   Preferred stock
Exercise of stock options                                                 3,800            4         32
Redemption of preferred stock
Contribution of 2,092 shares of treasury stock
 to retirement and savings plan                                                                      23
Purchase of 5,000 shares of treasury common stock
Change in unrealized gain (loss) on securities
 available for sale - Net of tax
                                                                      ---------       ------    -------

Balance, December 31, 1994                                            6,221,247        6,221     43,664
Net income
Cash dividends declared - Common stock
Exercise of stock options                                                                           (25)
Purchase of 40,000 shares of treasury common stock
Change in unrealized gain (loss) on securities
 available for sale - Net of tax
                                                                      ---------       ------    -------

Balance, December 31, 1995                                            6,221,247        6,221     43,639
Acquisition of Monycor Bank                                             157,563          158        649
Net income
Ten percent stock dividend                                              637,880          638     15,900
Cash dividends declared - Common stock
Exercise of stock options                                                                           (31)
Change in unrealized gain (loss) on securities
 available for sale - Net of tax
                                                                      ---------       ------    -------

Balance, December 31, 1996                                            7,016,690       $7,017    $60,157
                                                                      =========       ======    =======

_________________________________________________________________________________________________________
                                                                      Unrealized
                                                                    Gain (Loss) on
                                                                      Securities
          Retained            Treasury           Preferred            Available for
          Earnings              Stock              Stock            Sale - Net of Tax         Total
      --------------     ---------------    ---------------       -----------------     ---------------
      $       25,922     $           (18)   $         2,073        $                    $        75,593
               5,062                                                                              7,272
      --------------     ---------------    ---------------        ---------------      ---------------

              30,984                 (18)             2,073                                      82,865

                                                                               878                  878
               8,425                                                                              8,425

              (2,694)                                                                            (2,694)
                 (21)                                                                               (21)
                                                                                                     36
                                                     (2,073)                                     (2,073)

                                      18                                                             41
                                    (110)                                                          (110)

                                                                            (4,416)              (4,416)
      --------------     ---------------    ---------------        ---------------      ---------------

              36,694                (110)                                   (3,538)              82,931
              11,987                                                                             11,987
              (3,781)                                                                            (3,781)
                                     131                                                            106
                                    (845)                                                          (845)

                                                                             3,669                3,669
      --------------     ---------------    ---------------        ---------------      ---------------

              44,900                (824)                                      131               94,067
                 838                                                                              1,645
              14,413                                                                             14,413
             (16,538)
              (4,829)                                                                            (4,829)
                                     163                                                            132

                                                                              (479)                (479)
      --------------     ---------------    ---------------        ---------------      ---------------

      $       38,784     $          (661)   $                      $          (348)     $       104,949
      ==============     ===============    ===============        ===============      ===============

         See accompanying notes to consolidated financial statements.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995, and 1994
                             (Dollars in Thousands)
--------------------------------------------------------------------------------



                                                                   1996                  1995                   1994
                                                                   ----                  ----                   ----
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:

     Net income                                            $        14,413       $        11,987       $         8,425
                                                           ---------------       ---------------       ---------------

     Adjustments to reconcile net income to
      net cash provided by operating activities:
       Provision for depreciation and net
        amortization                                                 2,486                 2,290                 3,110
       Provision for credit losses                                   2,004                 1,653                 1,338
       Credit for deferred income taxes                               (514)                 (228)                 (661)
       Net security gains                                             (115)                  (37)                  (70)
       (Gain) loss on sale of premises and
        equipment and other real estate                                 (5)                  (64)                   45
       Provision for other real estate losses                           76                    55                   274
       Change in other assets                                       (1,038)                 (495)               (1,164)
       Change in other liabilities                                  (1,250)                3,713                 1,311
                                                           ---------------       ---------------       ---------------

              Total adjustments                                      1,644                 6,887                 4,183
                                                           ---------------       ---------------       ---------------

  Net cash provided by operating activities                         16,057                18,874                12,608
                                                           ---------------       ---------------       ---------------

  Cash flows from investing activities:
     Net decrease in interest-bearing deposits
      in other financial institutions                                  454                   289                 1,034
     Proceeds from sale of securities:
       Available for sale                                            5,143                11,230                28,552
       Held to maturity                                                                                          1,541
     Proceeds from maturities of securities:
       Available for sale                                           47,240                30,297                32,966
       Held to maturity                                              5,860                10,151                16,023
     Payment for purchases of securities:
       Available for sale                                          (20,558)              (34,847)              (30,473)
       Held to maturity                                            (26,591)              (17,605)              (26,090)
     Net increase in loans                                        (122,192)              (50,849)              (89,520)
     Capital expenditures                                           (7,964)               (2,336)               (4,108)
     Proceeds from sale of premises and
      equipment                                                        284                    16                   280

     Proceeds from sale of other real estate                           310                   711                   304
     Purchase of stock in subsidiary banks -
      Net of cash received                                            (484)                  (23)
                                                            --------------        --------------       ---------------

  Net cash used in investing activities                           (118,498)              (52,966)              (69,491)
                                                           ---------------        --------------       ---------------

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 Years Ended December 31, 1996, 1995, and 1994
                            (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------

                                                        1996                  1995                   1994
                                                        ----                  ----                   ----
  Cash flows from financing activities:
    Net increase in deposits                      $        79,340       $        61,280       $        37,401
    Net increase (decrease) in short-term
     borrowings                                            29,138                (7,652)               14,003
    Proceeds from other borrowings                          7,600                 5,500                 4,100
    Principal payments on other
     borrowings                                            (9,076)               (1,033)              (11,674)
    Proceeds from exercise of stock options                   132                   106                    36
    Payment for redemption of preferred
     stock                                                                                             (2,073)
    Purchase of shares of treasury
     common stock                                                                  (845)                 (110)
    Dividends paid                                         (4,829)               (3,781)               (2,715)
                                                  ---------------       ---------------       ---------------

  Net cash provided by financing activities               102,305                53,575                38,968
                                                  ---------------       ---------------       ---------------

Net increase (decrease) in cash and cash
 equivalents                                                 (136)               19,483               (17,915)
Cash and cash equivalents at beginning                     62,966                43,483                61,398
                                                  ---------------       ---------------       ---------------

Cash and cash equivalents at end                  $        62,830       $        62,966       $        43,483
                                                  ===============       ===============       ===============


Supplemental cash flow information:

Cash paid during the year for:
  Interest                                        $        38,911       $        31,439       $        24,630
  Income taxes                                              7,356                 6,014                 3,816

Noncash investing and financing activities:

Loans transferred to other real estate            $         1,580       $           328       $           777

During 1994, the Company contributed 2,092 shares of treasury stock to the 401(k) retirement and savings plan.

See Note 3 for details of noncash consideration paid in acquisitions which occurred in 1996, 1995, and 1994.

         See accompanying notes to consolidated financial statements.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of F&M Bancorporation, Inc. (the "Company") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. Significant accounting policies are summarized below.

Nature of Operations

F&M Bancorporation, Inc. is a Wisconsin multibank holding company. Its 15 subsidiary banks provide a full range of commercial and retail banking services to customers at 48 locations throughout Wisconsin. Through its subsidiary banks, the Company provides to its customers commercial, real estate, agricultural, and consumer loans, as well as a variety of traditional deposit products.

Principles of Consolidation

The consolidated financial statements include the accounts of F&M
Bancorporation, Inc. and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and non-interest-bearing deposits in correspondent banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

The Company's investment securities are classified in two categories and accounted for as follows:

  Securities available for sale - Securities available for sale consist of investment securities not classified as securities held to maturity.
  These securities are stated at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities (Continued)

  Securities held to maturity - Investment securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Interest and Fees on Loans

Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. Loan-origination fees are credited to income when received, as capitalization of the fees and related costs would not have a material effect on the consolidated financial statements.

Allowance for Credit Losses

The allowance for credit losses includes specific allowances related to commercial loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The Company continues to maintain a general allowance for credit losses for loans not considered impaired. The allowance for credit losses is maintained at a level which management believes is adequate to provide for possible credit losses. Management periodically evaluates the adequacy of the allowance using the Company's past credit loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

Mortgage Servicing Rights

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified by rate in the quarter in which the related mortgage loans were sold.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed principally on the straight-line method and is based on the estimated useful lives of the assets varying from five to fifty years on buildings and five to twenty years on equipment.

Goodwill

The excess of cost over the net assets of subsidiaries acquired is amortized using the straight-line method over a 15-year period from the date of acquisition.

Other Real Estate

Other real estate is carried at the lower of cost or fair value, less estimated sales costs.

Income Taxes

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Earnings per Share

Earnings per common share are based upon the weighted average number of common shares outstanding, restated to reflect the 10% stock dividend paid to shareholders on June 10, 1996. The weighted average number of shares outstanding was 6,978,220 in 1996; 6,799,990 in 1995; and 6,839,523 in 1994.
The outstanding stock options are not dilutive; therefore, fully diluted earnings per share are not presented.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Future Accounting Changes

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement provides guidelines for classification of a transfer as a sale. The statement also requires liabilities incurred or obtained by transferors as part of a transfer of financial assets be initially recorded at fair value. Subsequent to acquisition, the servicing assets and liabilities are to be amortized over the estimated net servicing period. This statement is required to be adopted for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers implementation of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 127 is not anticipated to have a significant impact on the Company's financial condition or results of operations once implemented.


NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

The FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," in May 1995. As required under the statement, the Company adopted the provisions of the new standard effective January 1, 1996. SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. In accordance with SFAS No. 122, prior-period consolidated financial statements have not been restated to reflect the change in accounting principle.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." As required under the statement, the Company adopted the provisions of the new standard effective January 1, 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement requires disclosure in the notes to the financial statements of the difference between the "fair value method" and the "intrinsic value method" as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - BUSINESS COMBINATIONS

On February 5, 1996, the Company acquired, through a merger, 100% of the outstanding stock of Monycor Bancshares, Inc. ("Monycor") which owned 98.408% of Monycor Bank of Superior (n/k/a F&M Bank - Superior). Company stock totaling 173,319 shares (after giving effect to the 10% stock dividend) was issued in exchange for all of the outstanding shares of Monycor stock. The minority shares of Monycor Bank of Superior were subsequently acquired for cash.

This transaction has been accounted for as a pooling of interests. The transaction was not material to the Company's consolidated financial statements; accordingly, previously reported financial information has not been restated to include the results of F&M Bank - Superior.

On May 13, 1996, F&M Bank - Lakeland, a wholly owned subsidiary, acquired, through a merger, 100% of the outstanding stock of Bradley Bank for cash of $6,595,000. Bradley Bank had total assets of $35,310,000 at the time of the merger. The operations of Bradley Bank were merged into F&M Bank - Lakeland. This transaction has been accounted for as a purchase; accordingly, the consolidated financial statements include the results of operations from the acquisition date. This transaction resulted in goodwill of $3,192,000.

On June 28, 1996, F&M Bancorporation, Inc. acquired 100% of the outstanding stock of Community State Bank (n/k/a F&M Bank - Algoma) in a merger transaction. Company stock totaling 423,172 shares was issued in exchange for all of the outstanding shares of Community State Bank.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

This transaction has been accounted for as a pooling of interests. All financial information included in the consolidated financial statements and notes thereto has been restated to include the results of Community State Bank. The following summarizes the separate results of operations of the Company and Community State Bank (through the acquisition date noted above) for the years ended December 31:



                                                        1996                    1995                   1994
                                                        ----                    ----                   ----
                                                         (Dollars in Thousands, Except Earnings Per Share)
  Net interest income:
     F&M Bancorporation, Inc.                      $        46,832       $        40,386       $        36,972
     F&M Bank - Algoma                                         799                 1,898                 1,896
                                                   ---------------       ---------------       ---------------

       Combined and restated                       $        47,631       $        42,284       $        38,868
                                                   ===============       ===============       ===============

  Net income applicable to common stock:
     F&M Bancorporation, Inc.                      $        14,060       $        11,357       $         7,743
     F&M Bank - Algoma                                         353                   630                   660
                                                   ---------------       ---------------       ---------------

       Combined and restated                       $        14,413       $        11,987       $         8,403
                                                   ===============       ===============       ===============

  Earnings per share:
     F&M Bancorporation, Inc.                      $          2.08       $          1.78       $          1.21
                                                   ===============       ===============       ===============

       Combined and restated                       $          2.07       $          1.76       $          1.23
                                                   ===============       ===============       ===============

On January 9, 1995, the Company acquired 100% of the outstanding stock of Union State Bank (n/k/a F&M Bank - Waushara County) in an exchange offer. Company stock totaling 814,617 shares was issued in exchange for 99.97% of the outstanding shares of Union State Bank. The remaining shares of Union State Bank stock were acquired for cash.

This transaction has been accounted for as a pooling of interests. All financial information included in the consolidated financial statements and notes thereto has been restated to include the results of Union State Bank.

On February 11, 1994, the Company acquired, through a merger, 100% of the outstanding stock of First National Financial Corporation (FNFC), which owned 100% of First National Bank of Wisconsin (n/k/a F&M Bank - Northeast). Company stock totaling 382,061 shares was issued in exchange for all of the outstanding shares of FNFC stock. As part of the transaction, the Company redeemed the outstanding preferred stock of FNFC for cash of $2,073,000.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

On March 21, 1994, the Company acquired, through a merger, 100% of the outstanding stock of Pulaski Bancshares, Inc. ("Pulaski") which owned 100% of Pulaski State Bank (F&M Bank - Pulaski). Company stock totaling 953,935 shares was issued in exchange for all of the outstanding shares of Pulaski stock. On August 31, 1994, F&M Bank - Pulaski merged its operations into F&M Bank - Northeast.

These two transactions have been accounted for as poolings of interests. All financial information included in the consolidated financial statements and notes thereto has been restated to include the results of F&M Bank - Northeast.


NOTE 4 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $3,903,000 are restricted at December 31, 1996, to meet the reserve requirements of the Federal Reserve System.


NOTE 5 - INVESTMENT SECURITIES

The estimated fair value and amortized cost of investment securities are as follows:



                                                                        1996
                                       -------------------------------------------------------------------------
                                                               Gross              Gross
                                          Estimated         Unrealized         Unrealized         Amortized
                                          Fair Value           Gains             Losses              Cost
                                       ---------------    ---------------    ---------------   -----------------
                                                               (Dollars in Thousands)
Investment securities available
 for sale:
   U.S. Treasury securities and
    obligations of U.S.
    government corporations and
    agencies                           $        32,486    $            28    $           154   $        32,612
   Obligations of states and
    political subdivisions                      10,602                 32                103            10,673
   Mortgage-related securities                  55,237                338                700            55,599
   Other securities                             12,776                 21                 20            12,775
                                       ---------------    ---------------    ---------------   ---------------

   Total investment securities
    available for sale                 $       111,101    $           419    $           977   $       111,659
                                       ===============    ===============    ===============   ===============

Investment securities held
 to maturity - Obligations of
 states and political subdivisions     $        96,824    $         2,012    $           218   $        95,030
                                       ===============    ===============    ===============   ===============

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   ------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - INVESTMENT SECURITIES (CONTINUED)



                                                                        1995
                                       -------------------------------------------------------------------------
                                                               Gross              Gross
                                          Estimated         Unrealized         Unrealized         Amortized
                                          Fair Value           Gains             Losses              Cost
                                       ---------------    ---------------    ---------------   -----------------
                                                               (Dollars in Thousands)
Investment securities available
 for sale:
   U.S. Treasury securities and
    obligations of U.S.
    government corporations and
    agencies                           $        40,150    $           251    $           155   $        40,053
   Obligations of states and
    political subdivisions                      16,432                213                 65            16,284
   Mortgage-related securities                  64,605                552                618            64,672
   Other securities                             17,161                 46                 37            17,152
                                       ---------------    ---------------    ---------------   ---------------

   Total investment securities
    available for sale                 $       138,348    $         1,062    $           875   $       138,161
                                       ===============    ===============    ===============   ===============

Investment securities held
 to maturity - Obligations of
 states and political subdivisions     $        67,545    $         1,745    $           148   $        65,948
                                       ===============    ===============    ===============   ===============

Fair values of securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

The estimated fair value and amortized cost of investment securities (available for sale and held to maturity) at December 31, 1996, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - INVESTMENT SECURITIES (CONTINUED)



                                             Securities Available for Sale     Securities Held to Maturity
                                        ----------------------------------  -----------------------------------
                                            Estimated         Amortized         Estimated         Amortized
                                           Fair Value            Cost           Fair Value           Cost
                                        ----------------  ----------------  -----------------  ----------------
                                                               (Dollars in Thousands)
   Due in three months or less          $          9,747  $          9,765  $             326  $           326
   Due after three months through
    one year                                       7,443             7,446              2,348            2,324
   Due after one year through
    five years                                    34,840            35,022             22,316           21,615
   Due after five years through
    ten years                                      1,585             1,586             28,623           27,997
   Due after ten years                             2,249             2,241             43,211           42,768
                                        ----------------  ----------------  -----------------  ---------------

                                                  55,864            56,060             96,824           95,030

   Mortgage-related securities                    55,237            55,599
                                        ----------------  ----------------  -----------------  ---------------

   Total                                $        111,101  $        111,659  $          96,824  $        95,030
                                        ================  ================  =================  ===============

Following is a summary of the proceeds from sales of investment securities available for sale and held for sale as well as gross gains and losses for the years ended December 31:

                                                         1996                  1995                  1994
                                                         ----                  ----                  ----
                                                                      (Dollars in Thousands)
   Proceeds from sales of investment
    securities                                     $         5,143       $        11,230       $        30,093
   Gross gains on sales                                        151                    62                   232
   Gross losses on sales                                        36                    25                   162

Proceeds from sales of investment securities for 1994 include $1,541,000 of proceeds from the sale of held-to-maturity securities which were held by Union State Bank (the "Bank"). These sales were made to adjust the Bank's credit risk policy to that of the Company's. Gross gains and gross losses on the sale of these securities were $1,000 and $95,000, respectively.

The estimated fair value and amortized cost of investment securities pledged to secure public deposits, short-term borrowings, and for other purposes required by law were $32,822,000 and $33,194,000, respectively, as of December 31, 1996.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

The obligations of states and political subdivisions are generally purchased with the intent to hold to maturity. A significant portion of these securities are rated by Moody's with ratings ranging from A to AAA. For those securities not rated, market values are obtained from brokerage services utilized by the Company. At December 31, 1996, the total carrying value of nonrated obligations of states and political subdivisions was approximately $20,808,000.


NOTE 6 - LOANS

The composition of loans at December 31 follows:

                                                                               1996                  1995
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Commercial, industrial, and financial                                 $       169,141       $        120,894
   Agricultural                                                                   46,389                 41,875
   Real estate:
      Construction                                                                36,100                 22,791
      Mortgage                                                                   558,589                466,137
   Installment                                                                    54,455                 48,347
                                                                         ---------------       ----------------

   Total loans                                                           $       864,674       $        700,044
                                                                         ===============       ================

The aggregate amount of nonperforming loans was approximately $10,496,000 and $6,880,000 at December 31, 1996 and 1995, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, those loans on a nonaccrual status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current, or not troubled, $811,000, $588,000, and $671,000 of interest income would have been recorded for the years ended December 31, 1996, 1995, and 1994, respectively. Interest income actually recorded on these loans was $236,000, $200,000, and $280,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

The recorded investment in loans considered to be impaired was $6,396,000 and $4,229,000 of which $4,628,000 and $1,762,000 was on a nonaccrual basis at December 31, 1996 and 1995, respectively. The related allowance for loan losses on impaired loans was $1,075,000 and $854,000 as of December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans was $5,038,000 and $4,605,000 during 1996 and 1995, respectively. The Company recognized interest income on those impaired loans of $254,000 and $329,000 which included $98,000 and $77,000 of interest income recognized using the cash basis method of income recognition for the years ended December 31, 1996 and 1995, respectively.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 6 - LOANS (CONTINUED)

The subsidiary banks in the ordinary course of banking business grant loans to the Company's executive officers and directors including their families and firms in which they are principal owners.

Substantially all loans to executive officers and directors were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Activity in such loans during 1996 is summarized below:

                                                                      (Dollars in Thousands)
   Loans outstanding, December 31, 1995                                  $       11,197
   New loans                                                                     15,195
   Repayment                                                                     (7,852)
                                                                         --------------

   Loans outstanding, December 31, 1996                                  $       18,540
                                                                         ==============

An analysis of the allowance for credit losses for the years ended December 31 follows:

                                                         1996                  1995                  1994
                                                         ----                  ----                  ----
                                                                      (Dollars in Thousands)
   Balance, January 1                              $        8,921       $         8,100       $         7,555
   Provision for credit losses                              2,004                 1,653                 1,338
   Allowance for credit losses of banks
    acquired at date of acquisition                           587
   Recoveries on loans                                        249                   198                   193
   Loans charged off                                       (1,159)               (1,030)                 (986)
                                                   --------------       ---------------       ---------------

   Balance, December 31                            $       10,602       $         8,921       $         8,100
                                                   ==============       ===============       ===============


NOTE 7 - MORTGAGE SERVICING RIGHTS

An analysis of changes in mortgage servicing rights in 1996 follows:

                                                                      (Dollars in Thousands)
   Balance, January 1, 1996                                              $
   Capitalized amounts                                                               297
   Less - Amortization                                                                37
                                                                         ---------------

   Balance, December 31, 1996                                            $           260
                                                                         ===============

                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  -----------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7 - MORTGAGE SERVICING RIGHTS (CONTINUED)

No impairment of mortgage servicing rights existed at December 31, 1996; therefore, no valuation allowance was recorded.

The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 1996.


NOTE 8 - PREMISES AND EQUIPMENT

An analysis of premises and equipment at December 31 follows:

                                                                               1996                  1995
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Land                                                                  $         4,264       $         3,827
   Buildings and improvements                                                     25,391                19,172
   Furniture and equipment                                                        16,310                14,257
   Construction in progress                                                          703                   681
                                                                         ---------------       ---------------

   Totals                                                                         46,668                37,937
   Less - Accumulated depreciation and amortization                              (18,733)              (17,218)
                                                                         ---------------       ---------------

   Net book value                                                        $        27,935       $        20,719
                                                                         ===============       ===============

Depreciation and amortization of premises and equipment charged to operating expenses amounted to $1,926,000 in 1996, $1,699,000 in 1995, and $1,622,000 in
1994.


NOTE 9 - OTHER REAL ESTATE

Included in other assets is other real estate totaling $1,824,000 and $809,000 at December 31, 1996 and 1995, respectively. There is no allowance for losses on other real estate. Other real estate expenses totaled $141,000, $120,000, and $409,000 for 1996, 1995, and 1994, respectively.

                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  -----------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10 - DEPOSITS

The distribution of deposits at December 31 is as follows:

                                                                               1996                  1995
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Non-interest-bearing demand deposits                                  $       137,657       $        110,188
   Interest-bearing demand deposits                                               86,863                 82,868
   Savings deposits                                                              134,998                144,079
   Money market deposits                                                         155,424                 78,958
   Time deposits                                                                 490,818                450,619
                                                                         ---------------       ----------------

   Total deposits                                                        $     1,005,760       $        866,712
                                                                         ===============       ================

Time deposits of $100,000 or more were $88,021,000 and $76,141,000 at December 31, 1996 and 1995, respectively. Interest expense on time deposits of $100,000 or more was $4,744,000, $3,825,000, and $1,681,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


NOTE 11 - SHORT-TERM BORROWINGS

The short-term borrowings of $41,332,000 and $12,194,000 at December 31, 1996 and 1995, respectively, consisted of federal funds purchased and securities sold under repurchase agreements.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                                                               1996                  1995
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   As of year end - Weighted average rate                                           6.37%                  5.65%
   For the year:
      Highest month-end balance                                          $        45,237        $        31,904
      Daily average balance                                                       32,692                 15,885
      Weighted average rate                                                         5.45%                  5.81%


                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  ------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12 - OTHER BORROWINGS

Other borrowings at December 31 consist of the following:

                                                                               1996                  1995
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Federal Home Loan Bank advances (a)                                   $         9,800       $        10,800
   Note payable to former stockholder (b)                                             17                    33
                                                                         ---------------       ---------------

   Totals                                                                $         9,817       $        10,833
                                                                         ===============       ===============

(a) As members of the Federal Home Loan Bank (FHLB) system, individual bank subsidiaries may utilize various borrowing alternatives, secured by pledges of mortgage loans (totaling approximately $81,687,000) and FHLB stock. At December 31, 1996, the subsidiaries' outstanding advances had original maturities ranging from three months to nine years and fixed and adjustable rates ranging from 5.49% to 7.73%. Interest is payable monthly.

      The scheduled principal maturities of these advances at December 31, 1996, are summarized as follows:

<Cation>
                                                (Dollars in Thousands)
           1997                                    $         7,300
           1998                                                200
           1999                                                400
           2000                                                500
           Thereafter                                        1,400
                                                   ---------------

                                                   $         9,800
                                                   ===============

(b)   Note ayable is due January 1, 1997.  The note is unsecured.

                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  -----------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13 - INCOME TAXES

The components of the provision for income taxes are as follows for the years ended December 31:

                                                         1996                  1995                  1994
                                                         ----                  ----                  ----
                                                                      (Dollars in Thousands)
   Current tax expense:
      Federal                                      $         5,886       $         4,865       $         2,992
      State                                                  1,336                   929                   744
                                                   ---------------       ---------------       ---------------

   Total current                                             7,222                 5,794                 3,736
                                                   ---------------       ---------------       ---------------

   Deferred tax credit                                        (530)                 (256)                 (719)
                                                   ---------------       ---------------       ---------------

   Subtotals                                                 6,692                 5,538                 3,017
   Change in valuation allowance                                16                    28                    58
                                                   ---------------       ---------------       ---------------

   Total provision for income taxes                $         6,708       $         5,566       $         3,075
                                                   ===============       ===============       ===============

Included in the total provision for income taxes is expense of $42,000, $23,000, and $67,000 for the years ended December 31, 1996, 1995, and 1994, respectively, related to security transactions.

                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  -----------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13 - INCOME TAXES (CONTINUED)

As of December 31, 1996 and 1995, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of deferred tax assets and deferred tax liabilities are as follows:

                                                                               1996                  1995
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Deferred tax assets:
      Reserve for loan losses                                            $         3,478       $         2,606
      Deferred compensation                                                          232                   213
      Nonperforming assets                                                           452                   365
      Net operating losses                                                           803                   851
      Unrealized loss on securities available for sale                               210
      Pension                                                                        272                   314
      Other                                                                          144                   155
                                                                         ---------------       ---------------

                                                                                   5,591                 4,504
      Valuation allowance                                                           (591)                 (575)
                                                                         ---------------       ----------------

      Deferred tax assets                                                          5,000                 3,929
                                                                         ---------------       ---------------

   Deferred tax liabilities:
      Unrealized gain on securities available for sale                                                     (56)
      Depreciation                                                                (1,536)               (1,376)
      Other                                                                         (136)                  (69)
                                                                         ---------------       ---------------

      Deferred tax liabilities                                                    (1,672)               (1,501)
                                                                         ---------------       ---------------

   Net deferred tax assets                                               $         3,328       $         2,428
                                                                         ===============       ===============

The change in net deferred assets in 1996 includes changes related to acquisitions and $266,000 of tax benefit allocated directly to stockholders' equity for unrealized losses on securities available for sale.

The Company and two of its subsidiaries have separate Wisconsin net operating loss carryforwards totaling approximately $11,359,000 at December 31, 1996. These net operating loss carryforwards begin to expire in 1998. Since the Company and these subsidiaries are required to file separate returns for Wisconsin and they are not expected to generate taxable income, no tax benefit from these losses is anticipated. The valuation allowance represents the benefit of these losses, which is not expected to be realized.

                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13 - INCOME TAXES (CONTINUED)

One subsidiary has a federal net operating loss carryforward of approximately $163,000 and another subsidiary has a Wisconsin net operating loss carryforward of $3,015,000. These carryforwards occurred prior to the acquisition of these subsidiaries and, therefore, can only be used to offset future taxable income of these subsidiaries. The federal carryforwards begin to expire in 2001 and the Wisconsin carryforwards begin to expire in 2006. Based on the annual usage limitations, it is expected these net operating losses will be utilized.

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                       1996                          1995                           1994
                          ---------------------------   ---------------------------    ---------------------------
                                              % of                          % of                           % of
                                             Pretax                        Pretax                         Pretax
                             Amount          Income         Amount         Income         Amount          Income
                          -------------    ----------   --------------   ----------    -------------    ----------
                                                          (Dollars in Thousands)
Tax expense at
 statutory rate           $       7,181        34.0     $        5,968        34.0     $       3,910        34.0
Increase (decrease)
 in taxes resulting
 from:
   Tax-exempt interest           (1,671)       (7.9)            (1,299)       (7.4)           (1,298)      (11.3)
   State income taxes               826         3.9                645         3.7               406         3.5
   Goodwill
    amortization                    178         0.8                135         0.8               135         1.2
   Other                            194         1.0                117         0.6               (78)       (0.7)
                          -------------    --------     --------------   ---------     -------------    --------

Provision for income
 taxes                    $       6,708        31.8     $        5,566        31.7     $       3,075        26.7
                          =============    ========     ==============   =========     =============    ========


NOTE 14 - RETIREMENT PLANS

The Company sponsors a defined contribution 401(k) retirement savings plan covering substantially all employees. Employees are allowed to make voluntary contributions to the plan. The Company makes a matching contribution which is based on the Company's return on equity. The Company may also make a discretionary profit-sharing contribution.

                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  -----------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14 - RETIREMENT PLANS (CONTINUED)

F&M Bank - Lakeland continues to maintain an Employee Stock Ownership Plan
(ESOP), which was established prior to the Company's acquisition of this bank. The assets of this plan which include 177,335 shares of the Company stock remain frozen and have not been transferred into the Company's 401(k) retirement savings plan as of December 31, 1996.

F&M Bank - Algoma and F&M Bank - Superior sponsor defined contribution 401(k) retirement savings plans which cover substantially all of their respective employees. The contributions to these plans for 1996 were consistent with those of the Company's 401(k) retirement savings plan discussed above. The assets of these plans will be transferred into the Company's plan during 1997.

Retirement plan contribution expense charged to operations for all plans (excluding the defined benefit pension plans discussed below) totaled $977,000, $924,000, and $740,000 for 1996, 1995, and 1994, respectively.

F&M Bank - Waushara County sponsored a defined benefit plan covering substantially all employees of the former Union State Bank. Effective August 27, 1994, the plan was frozen resulting in a plan curtailment. A net loss of $446,000 resulted from this curtailment and is included in pension expense in the consolidated income statement for 1994. Subsequent to the curtailment, plan participants will not accrue any additional benefit for service. The Bank's funding policy is to make contributions on an annual basis to the extent allowed for tax purposes.

The following table sets forth F&M Bank - Waushara County's defined benefit pension plan funded status and amounts reflected in the accompanying consolidated balance sheets at December 31, 1996 and 1995:

                                                                               1996                  1995
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Actuarial present value of benefit obligation                         $        (2,227)      $        (2,136)
   Plan assets at fair value                                                       1,464                 1,323
                                                                         ---------------       ---------------

   Accrued pension cost recognized in the consolidated
       balance sheets                                                    $          (763)      $          (813)
                                                                         ===============       ===============

                  F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  -----------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14 - RETIREMENT PLANS (CONTINUED)

Net pension cost included the following components:

                                                         1996                  1995                  1994
                                                         ----                  ----                  ----
                                                                      (Dollars in Thousands)
   Service cost - Benefits earned during
    the year                                       $                     $                     $            33
   Interest cost on projected benefit
    obligation                                                 128                   161                   168
   Net amortization and deferral                               (12)                  (36)                  (62)
                                                   ---------------       ---------------       ---------------

   Total periodic pension cost                                 116                   125                   139
   Less - Actual return on plan assets                          90                   105                    61
                                                   ---------------       ---------------       ---------------

   Net periodic pension cost                       $            26       $            20       $            78
                                                   ===============       ===============       ===============

The following assumptions were used in determining the projected benefit obligation:

                                                         1996                  1995                  1994
                                                         ----                  ----                  ----
   Discount rate                                         6.0%                  6.0%                  6.0%
   Rates of increase in compensation levels              0.0%                  0.0%                  0.0%
   Expected long-term rate of return on assets           7.5%                  7.5%                  7.5%

The plan assets consist primarily of insurance investment contracts, U.S. government securities, and short-term mutual funds.


NOTE 15 - STOCKHOLDERS' EQUITY

On June 10, 1996, the Company issued 637,880 shares of common stock as a 10% stock dividend. These shares had a value of $16,538,000 at the date of issuance. All references to the number of shares of common stock in the footnotes have been restated for the stock dividend, however, on the financial statements, these shares are recognized as having been issued in 1996.

The preferred stock as described on the consolidated statement of stockholders' equity was issued by FNFC, which the Company acquired February 11, 1994. As part of the acquisition, the Company redeemed the preferred stock at par value plus accrued dividends.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notifications from the Federal Reserve Bank categorized all of the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 8.0%, 4.0%, and 4.0%, respectively. There are no conditions or events since those notifications that management believes have changed the subsidiary banks' categories.

The Company's actual consolidated capital amounts (in thousands) and ratios, as of December 31, are presented in the following table:

                                                                                  1996
                                                        ----------------------------------------------------------
                                                                                                For Capital
                                                                    Actual                Adequacy Purposes
                                                        ----------------------------   ---------------------------
                                                            Amount          Ratio          Amount          Ratio
                                                        ----------------  ----------   ---------------   ---------
Total capital (to risk-weighted assets)                  $  108,953         12.5%        >= $ 69,730       >= 8.0%

Tier I capital (to risk-weighted assets)                 $   98,351         11.3%        >= $ 34,815       >= 4.0%

Tier I capital (to average assets)                       $   98,351          8.6%        >= $ 45,745       >= 4.0%


                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                  1995
                                                        ------------------------------------------------------------------
                                                                                                    For Capital
                                                                    Actual                        Adequacy Purposes
                                                        ----------------------------   -----------------------------------
                                                            Amount          Ratio           Amount                 Ratio
                                                        ----------------  ----------    ---------------          ---------
Total capital (to risk-weighted assets)                 $  99,085           13.4%         >= $ 59,155              >= 8.0%


Tier I capital (to risk-weighted assets)                $  90,164           12.2%         >= $ 29,562              >= 4.0%


Tier I capital (to average assets)                      $  90,164            9.2%         >= $ 39,202              >= 4.0%

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts. At December 31, 1996, the Company's subsidiaries could have paid $25,253,000 of additional dividends to the Company without prior regulatory approval.


NOTE 16 - STOCK OPTION PLANS

The Company sponsors two stock option plans, one for officers and employees (the "Executive Plan") and one for nonemployee directors (the "Directors' Plan"). Options under the Executive Plan are granted at the discretion of the stock option committee of the Company's Board of Directors. Options under the Directors' Plan are granted automatically each year at a date and in an amount specified in the Directors' Plan. Under both plans, options to purchase shares of the Company's common stock are granted at a price equal to the market price of the stock at the date of grant. A total of 165,000 shares were made available, upon stockholder approval, to be subject to grant under these plans.

The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted in 1996 and 1995:

   Dividend yield                                            2.76%
   Risk-free interest rate                                   5.13%
   Weighted average expected life                        4.3 years
   Expected volatility                                      23.44%

The weighted average fair value of options granted as of their grant date, using the assumptions shown above, was computed at $3.57 and $2.54 per share for options granted in 1996 and 1995, respectively.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 16 - STOCK OPTION PLANS (CONTINUED)

The Company applies APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would have been reduced as follows:

                                                                           1996                  1995
                                                                           ----                  ----
                                                                              (Dollars in Thousands,
                                                                           Except Earnings Per Share)
   Net income:

      As reported                                                        $ 14,413              $ 11,987
                                                                         ========              ========

      Pro forma                                                          $ 14,357              $ 11,941
                                                                         ========              ========

   Earnings per share:

      As reported                                                        $   2.07              $   1.76
                                                                         ========              ========

      Pro forma                                                          $   2.06              $   1.76
                                                                         ========              ========


Following is a summary of stock option transactions for the years ended December 31:

                                                                      Number of Shares
                                              --------------------------------------------------------------
                                                    1996                  1995                  1994
                                                    ----                  ----                  ----
Outstanding at beginning of year                   50,625                 40,200
Granted during the year                            25,575                 21,925                40,200
Exercised during the year (at prices
 ranging from $18.18 to $23.81 per share)          (5,700)                (4,500)
Canceled during the year                                                  (7,000)
                                                   ------                -------               -------

Outstanding at end of year (at prices
 ranging from $18.18 to $24.09 per share)          70,500                 50,625                40,200
                                                   ======                =======               =======

Weighted average exercise price per share          $20.61                $ 18.78               $ 18.41
                                                   ======                =======               =======

Available for grant at end of year                 84,300                109,875               124,800
                                                   ======                =======               =======

Options granted under these plans expire ten years after the grant.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 16 - STOCK OPTION PLANS (CONTINUED)

In connection with the acquisition of Pulaski in 1994, an unexercised option under a separate Pulaski stock option plan with an officer of Pulaski was converted into an option for 15,171 shares of the Company's common stock with an exercise price of $8.50 per share. During 1996, 1995, and 1994, this officer, now an officer of the Company, exercised options for 2,000; 1,500; and 3,800 shares, respectively. These options expire December 15, 2002.


NOTE 17 - ADVERTISING COSTS

Advertising costs are expensed as incurred (or the first time advertising takes place). Advertising expense for 1996, 1995, and 1994 was $685,000, $599,000, and $541,000, respectively.


NOTE 18 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

Financial Instruments With Off-Balance-Sheet Risk

The Financial Accounting Standards Board has issued three statements concerning financial instruments. SFAS No. 105 requires that certain information be disclosed about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. SFAS No. 107 requires such entities to disclose the fair value of financial instruments. SFAS No. 119 requires certain disclosures for derivative financial instruments. The Company does not presently have nor has it had any derivative type instruments requiring disclosure.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 1996 and 1995, are as follows:

                                                    1996           1995
                                                    ----           ----
                                                   (Dollars in Thousands)
   Commitments to extend credit                   $ 83,953       $ 50,095
   Standby letters of credit                         5,586          5,097
   Credit card commitments                          16,037         11,174
                                                  --------       --------

                                                  $105,576       $ 66,366
                                                  ========       ========

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 18 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The commitments are structured to allow for 100% collateralization on all standby letters of credit.

Credit card commitments are commitments on credit cards issued by the Company's subsidiaries and serviced by other companies. These commitments are unsecured.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Concentration of Credit Risk

The Company's subsidiary banks grant residential, commercial, agricultural, and consumer loans throughout Wisconsin. Due to the diversity of locations, the ability of debtors to honor their contracts is not tied to any particular economic sector.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 19 - SUBSEQUENT EVENT

On January 10, 1997, the Company acquired 100% of the outstanding shares of East Troy Bancshares, Inc., in exchange for 439,993 shares of Company stock in a merger transaction. East Troy Bancshares, Inc. owned 100% of State Bank of East Troy. This acquisition will be accounted for using the pooling of interests method of accounting.

Pro forma unaudited results of operations, assuming the acquisition occurred on January 1, 1994, are as follows:

                                        1996                 1995                 1994
                                        ----                 ----                 ----
                                     (Dollars in Thousands, Except Earnings Per Share)
   Net interest income                $49,835              $44,466             $41,169
   Net income                          14,661               12,694               9,114
   Earnings per share                    1.98                 1.75                1.25


NOTE 20 - PENDING ACQUISITIONS

On January 2, 1997, the Company signed a Plan and Agreement of Merger and Reorganization to acquire 100% of the outstanding shares of Green County Bank in exchange for Company stock. This transaction has received regulatory approval and is subject to Bank stockholder approval. The transaction is expected to be completed in the first quarter of 1997.

On October 16, 1996, the Company signed a Letter of Intent to acquire 100% of the outstanding shares of Prairie City Bank in exchange for Company stock.
This transaction is subject to the signing of a Plan and Agreement of Merger and Reorganization and regulatory and stockholder approval. The transaction is expected to be completed in the second quarter of 1997.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

   Cash and cash equivalents - The carrying values approximate the fair values for these assets.

   Investment securities - Fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
   Interest-bearing deposits in other financial institutions are included in this category.

   Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's repayment schedules for each loan classification.

   The methodology in determining fair value of nonaccrual loans is to average them into the blended interest rate at 0% interest. This has the effect of decreasing the carrying amount below the risk-free rate amount and therefore discounts the estimated fair value.

   Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying values of impaired loans approximate the estimated fair values for these assets.

   Deposit liabilities - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW accounts, money market, and checking accounts, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate reflects the credit quality and operating expense factors of the Company.

   Short-term and other borrowings - Rates currently available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date.

   Off-balance-sheet instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents information for financial instruments:

                                At December 31, 1996             At December 31, 1995
                             ---------------------------        -----------------------
                              Carrying         Estimated       Carrying       Estimated
                               Amount         Fair Value        Amount       Fair Value
                             ----------       ----------        -------      ----------
                                               (Dollars in Thousands)
Financial assets:
   Cash and cash
    equivalents              $   62,830       $   62,830       $ 62,966       $ 62,966
   Investment securities        206,228          208,022        204,847        206,444

   Total loans                  864,674                         700,044
   Allowance for credit
    losses                      (10,602)                         (8,921)
                             ----------       ----------        -------       --------

      Net loans                 854,072          878,175        691,123        716,523
                             ----------       ----------       --------       --------

Total financial assets       $1,123,130       $1,149,027       $958,936       $985,933
                             ==========       ==========       ========       ========

Financial liabilities:
   Deposits                  $1,005,760       $1,005,778       $866,712       $868,254
   Short-term and other
    borrowings                   51,149           51,182         23,027         23,136
                             ----------       ----------       --------       --------

Total financial
   liabilities               $1,056,909       $1,056,960       $889,739       $891,390
                             ==========       ==========       ========       ========

   Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                         NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                           December 31, 1996 and 1995
                             (Dollars in Thousands)


                                                                            1996         1995
                                                                            ----         ----
                                          ASSETS
Cash and cash equivalents                                                $  7,884       $ 2,764
Investment securities available for sale -
 Stated at fair value                                                         473           210
Investment in subsidiaries                                                 95,128        89,121
Loans (Net of allowance for credit losses of
 $80, at December 31, 1996)                                                   384           232
Loans receivable from subsidiaries                                                          300
Premises and equipment - Net                                                1,550         1,524
Other assets                                                                  229           203
                                                                         --------       -------


TOTAL ASSETS                                                             $105,648       $94,354
                                                                         ========       =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities - Accrued expenses                                           $    699       $   287

Total stockholders' equity                                                104,949        94,067
                                                                         --------       -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $105,648       $94,354
                                                                         ========       =======

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                              STATEMENTS OF INCOME
                 Years Ended December 31, 1996, 1995, and 1994
                             (Dollars in Thousands)

                                                     1996          1995         1994
                                                     ----          ----         ----
Income:
   Dividends received from subsidiaries            $ 9,757       $ 6,225       $1,896
   Interest and dividends                               84            57          374
   Data processing fees                              1,448         1,191          651
   Management and service fees                       2,067         1,846        1,568
   Gains on sale of securities                          67             5
                                                   -------       -------       ------

      Total income                                  13,423         9,324        4,489
                                                   -------       -------       ------

Expenses:
   Salaries and benefits                             1,807         1,309        1,244
   Interest                                                           18          359
   Other                                             2,425         1,892        1,677
                                                   -------       -------       ------

      Total expenses                                 4,232         3,219        3,280
                                                   -------       -------       ------

Income before provision (credit) for income
 taxes and equity in undistributed net
 income of subsidiaries                              9,191         6,105        1,209
Provision (credit) for income taxes                   (174)           22         (247)
                                                   -------       -------       ------

Income before equity in undistributed
 net income of subsidiaries                          9,365         6,083        1,456
Equity in undistributed net income of
 subsidiaries                                        5,048         5,904        6,969
                                                   -------       -------       ------

Net income                                         $14,413       $11,987       $8,425
                                                   =======       =======       ======

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                  ------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995, and 1994
                             (Dollars in Thousands)

                                                         1996                  1995                  1994
                                                         ----                  ----                  ----
Increase (decrease) in cash and cash
 equivalents:
   Cash flows from operating activities:

      Net income                                   $        14,413       $        11,987       $         8,425
                                                   ---------------       ---------------       ---------------
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Gain on sale of investments available
          for sale                                             (67)                   (5)
         Provision for depreciation and
          amortization                                         188                   189                   164
         Provision for credit losses                            80
         Equity in undistributed net income
          of subsidiaries                                   (5,048)               (5,904)               (6,969)
         Loss on sale of premises and
          equipment                                                                                         27
         Change in other assets                                (26)                   92                   (34)
         Change in accrued expenses                            660                  (143)                  (12)
                                                   ---------------       ---------------       ---------------

           Total adjustments                                (4,213)               (5,771)               (6,824)
                                                   ---------------       ---------------       ---------------

   Net cash provided by operating
    activities                                              10,200                 6,216                 1,601
                                                   ---------------       ---------------       ---------------

   Cash flows from investing activities:
      Capital contributed to subsidiary banks                                       (250)
      Purchase of stock in subsidiary banks                    (48)                  (23)
      Payment for purchase of securities
       available for sale                                     (726)                                       (417)
      Proceeds from sales and maturities of
       investment securities available for sale                537                   423                 9,797
      Net (increase) decrease in loans                          68                   968                  (720)
      Capital expenditures                                    (214)                 (167)                  (27)
      Proceeds from sale of premises
       and equipment                                                                                        24
                                                   ---------------       ---------------       ---------------

   Net cash provided by (used in) investing
    activities                                                (383)                  951                 8,657
                                                   ---------------       ---------------       ---------------

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
                   -----------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 Years Ended December 31, 1996, 1995, and 1994
                             (Dollars in Thousands)

                                                    1996          1995           1994
                                                    ----          ----           ----
   Cash flows from financing activities:
      Proceeds from exercise of
       stock options                               $   132       $   106       $    36
      Principal payments on other
       borrowings                                                 (1,000)       (7,250)
      Purchase of shares of treasury
       common stock                                                 (846)         (110)
      Dividends paid                                (4,829)       (3,477)       (2,299)
                                                   -------       -------       -------

   Net cash used in financing activities            (4,697)       (5,217)       (9,623)
                                                   -------       -------       -------

Net increase in cash and cash equivalents            5,120         1,950           635
Cash and cash equivalents at beginning               2,764           814           179
                                                   -------       -------       -------

Cash and cash equivalents at end                   $ 7,884       $ 2,764       $   814
                                                   =======       ========      =======


Supplemental cash flow information:

Cash received during the year for
 income taxes                                      $ 6,144       $ 4,859       $ 2,667
Cash paid during the year for:
   Interest                                                           50           360
   Income taxes                                      5,800         5,108         2,373


SELECTED CONSOLIDATED FINANCIAL DATA


The following table presents selected consolidated financial data of F&M Bancorporation, Inc. (the "Company" or "F&M") and its subsidiaries for the five years ended December 31, 1996. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report. See Note (1) below regarding accounting for business combinations.

                                                                                 YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                           1996             1995             1994             1993     1992
-----------------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands, except per share data)
SUMMARY OF OPERATIONS (1)
 Interest income                                        $86,877          $76,091          $63,942          $61,302  $65,792
 Interest expense                                        39,246           33,807           25,074           25,164   30,882
-----------------------------------------------------------------------------------------------------------------------------
 Net interest income                                     47,631           42,284           38,868           36,138   34,910
 Provision for loan losses                                2,004            1,653            1,338            1,329    1,795
 Non-interest income                                      5,876            4,649            4,112            5,286    5,196
 Net income before extraordinary item and cumulative
   effect of change in accounting principle (2)          14,413           11,987            8,425            8,827    8,498
 Net income                                              14,413           11,987            8,425            8,900    9,213
 Net income applicable to common stock                   14,413           11,987            8,403            8,713    9,026

PERIOD END BALANCE SHEET DATA
 Total assets                                         1,173,494          996,278          921,384          877,964  830,245
 Net loans                                              854,072          691,123          642,135          553,291  497,355
 Total deposits                                       1,005,760          866,712          805,431          768,144  735,427
 Other borrowings                                         9,817           10,833            6,366           13,941   16,302
 Preferred stock                                              0                0                0            2,073    2,073

PER SHARE DATA (3)
 Net income per common share before extraordinary
   item and cumulative effect of change in
   accounting principle (2)                                2.07             1.76             1.23             1.36     1.41
 Net income per common share                               2.07             1.76             1.23             1.35     1.49
 Cash dividends (4)                                         .67              .55              .44              .33      .25


__________________________________

(1) Except as indicated, the data have been restated to reflect the Company's acquisition of F&M Bank-Portage County in 1993, F&M Bank-Northeast (including both the FNFC and PBI acquisitions) in 1994, F&M Bank-Waushara County in 1995 and Community State Bank in 1996 using the pooling of interests method of accounting. See Note 3 of Notes to the Company's Consolidated Financial Statements. The Monycor BancShares, Inc. ("MBI") acquisition in 1996, accounted for as pooling of interests, was not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions of Bradley Bank and the TCF office in Little Chute in 1996 were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. On January 10, 1997, the Company acquired State Bank of East Troy and on February 27, 1997 the Company acquired Green County Bank. Both transactions are being accounted for using the pooling of interests method of accounting, although the Company does not intend to restate prior results because of the banks' relative sizes.

(2) Cumulative effect of change in accounting principle in 1992 and 1993 represents the adoption of SFAS No. 109 (Accounting for Income Taxes) by the Company and its acquired subsidiary.

(3) Per share information has been restated to reflect the two-for-one stock split paid to stockholders on March 19, 1993 and the 10% stock dividend paid to stockholders on June 10, 1996.

(4) Cash dividends per common share are not restated to reflect the acquisitions accounted for using the pooling of interests method of accounting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis provides information regarding the Company's results of operations and financial condition for the years ended December 31, 1996, 1995 and 1994. These statements have been restated to reflect the acquisitions of First National Financial Corporation ("FNFC"), acquired February 11, 1994, Pulaski Bancshares, Inc. ("PBI") acquired March 21, 1994, Union State Bank ("USB") acquired January 9, 1995 and Community State Bank ("CSB") acquired June 28, 1996. These transactions have been accounted for using the pooling of interests method of accounting. The Monycor Bancshares, Inc. ("MBI") acquisition, on February 5, 1996 was accounted for as pooling of interests, was not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions Bradley Bank ("BB") acquired May 12, 1996 and the TCF office in Little Chute acquired April 29, 1996 were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition.

The Company acquired State Bank of East Troy ("SBET") on January 10, 1997 and Green County Bank ("GCB") on February 27, 1997. The acquisitions are being accounted for using the pooling of interests method of accounting. See Notes 19 and 20 of Notes to the Company's Consolidated Financial Statements. Because they were consummated after December 31, 1996, the SBET and GCB acquisitions are not reflected in the following discussion. Because of the relative size of SBET and GCB as compared to F&M, the Company does not intend to restate periods prior to January 1, 1997 to reflect these acquisitions. While future results and financial condition will reflect the addition of SBET and GCB, F&M does not expect the effects to be material to the Company.

The Company has also announced two pending acquisitions: Prairie City Bank ("PCB") and The Citizens National Bank of Darlington ("CNBD"). These acquisition will be accounted for using the pooling of interests method of accounting. Because of the relative size of the entities, the acquisitions may have a substantial affect upon the Company and its financial results or condition. Although the pending acquisitions are expected to be consummated in 1997, each remains subject to conditions precedent and there can be no assurance of completion.

Discussions in this Management's Discussion and Analysis, and elsewhere in this Annual Report, that are not statements of historical fact (including statements which include terms such as "believe", "expect", "anticipate", "will" or "may") are forward-looking statements that involve risks and uncertainties, and the Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors, including those described in this Management's Discussion and Analysis and elsewhere in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

RESULTS OF OPERATIONS

1996 was a year of continuing growth for F&M. Net interest income in 1996 increased $5.3 million, or 12.6%, to $47.6 million from $42.3 million in 1995 (compared with $38.9 million in 1994). Net income in 1996 increased $2.4 million, or 20.2%, to $14.4 million from $12.0 million in 1995 (compared with $8.4 million in 1994).

Net income per common share was $2.07 in 1996 compared with $1.76 in 1995 and $1.23 in 1994. Although the Company adopted a stock option plan in 1993, as of December 31, 1996, fully diluted earnings per share are equal to the earnings per share numbers mentioned above, due to the relatively small effect of options.

Return on average assets was 1.32% in 1996, compared with 1.25% in 1995 and 0.95% in 1994. Return on average common stockholders' equity was 14.45% in 1996, compared with 13.66% in 1995 and 10.17% in 1994.

Increased net interest income, resulting from both acquisitions and internal growth, has been the major factor affecting the growth in earnings over the last three years. The Company has been able to keep its net interest margin relatively constant over this time period, while at the same time increasing its interest earning assets.

The remainder of this section provides a more detailed explanation of factors affecting the results of operations.

NET INCOME APPLICABLE TO COMMON STOCK
[BAR GRAPH]

OPERATING EARNINGS PER SHARE
[BAR GRAPH]

RETURN ON AVERAGE ASSETS
[BAR GRAPH]

MANAGEMENT'S DISCUSSION AND ALALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

NET INTEREST INCOME

Net interest income is the most significant component of the Company's earnings. For analytical purposes, interest earned on tax exempt assets, such as industrial development revenue bonds and state and municipal obligations, is adjusted in this discussion to a fully-taxable equivalent basis. This adjustment is based upon the statutory federal corporate income tax rate, and any interest expense which is disallowed as a deduction in connection with carrying these tax exempt assets, and thus facilitates a meaningful comparison between taxable and nontaxable earning assets.

Net interest income in 1996 increased $5.3 million, or 12.6%, to $47.6 million from $42.3 million in 1995. This increase is attributable to the increase in asset volume due to the Company's internal growth, acquisitions accounted for using the purchase method of accounting, and relative stability of the Company's net interest margin. Net interest income in 1995 increased 8.8% from $38.9 million in 1994, this was also attributable to an increase in asset volume.

Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. In both 1996 and 1995, the Company experienced its greatest asset growth in loans, which enhanced the Company's net interest income because loans tend to produce higher rates of interest paid to the Company than other types of interest earning assets. Changes in nonperforming assets, together with interest lost and recovered on those assets also affect comparisons of net interest income.

The following table presents the relative contribution of changes in volume and interest rates on changes in net income for the periods indicated using average balances.

                                                                   YEAR ENDED
                                                           DECEMBER 31, 1996 VS. 1995
                                        --------------------------------------------------------------------
                                                         INCREASE (DECREASE) DUE TO (1)
                                        --------------------------------------------------------------------
                                         VOLUME
                                        --------
                                        INTERNAL           OUT OF PERIOD
                                         GROWTH            ADJUSTMENTS(3)         RATE         NET
------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
Interest earned on:
 Loans (2)                                $6,246              $3,694           $   (68)      $9,872
 Taxable investment securities              (913)                503               (13)        (423)
 Non-taxable investment securities (2)     1,287                  73              (201)       1,159
 Other interest income                       527                  34               (20)         541
------------------------------------------------------------------------------------------------------------
Total                                      7,147               4,304              (302)      11,149
------------------------------------------------------------------------------------------------------------
Interest paid on:
 Savings deposits                            707                 782               777        2,266
 Time deposits                             1,135               1,214               521        2,870
 Short-term borrowings                       823                  81               (58)         846
 Other borrowings                           (502)                  0               (40)        (542)
------------------------------------------------------------------------------------------------------------
Total                                      2,163               2,077             1,200        5,440
------------------------------------------------------------------------------------------------------------
Net interest income                       $4,984              $2,227           $(1,502)      $5,709
============================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

                                                                  YEAR ENDED
                                                          DECEMBER 31, 1995 VS. 1994
                                        ---------------------------------------------------------------
                                                        INCREASE (DECREASE) DUE TO (1)
                                        ---------------------------------------------------------------
                                         VOLUME
                                        --------
                                        INTERNAL        OUT OF PERIOD
                                         GROWTH        ADJUSTMENTS(3)            RATE               NET
-------------------------------------------------------------------------------------------------------
                                                               (in thousands)
Interest earned on:
 Loans (2)                                $7,593                               $4,161         $11,754
 Taxable investment securities              (479)                                 857             378
 Non-taxable investment securities (2)        56                                 (137)            (81)
 Other interest income                       (84)                                 207             123
-------------------------------------------------------------------------------------------------------
Total                                      7,086                                5,088          12,174
-------------------------------------------------------------------------------------------------------
Interest paid on:
 Savings deposits                           (206)                                 944             738
 Time deposits                             3,011                                4,425           7,435
 Short-term borrowings                      (128)                                 255             127
 Other borrowings                            393                                   37             431
-------------------------------------------------------------------------------------------------------
Total                                      3,070                                5,661           8,731
-------------------------------------------------------------------------------------------------------
Net interest income                       $4,016                                $(573)         $3,443
=======================================================================================================


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The amount of interest income on nontaxable loans and investment securities has been adjusted to its fully taxable equivalent.

(3) Out of period adjustment reflects the addition of BB, the TCF Little Chute office and MBI.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The following table presents the components of the changes in the net yield on interest-earning assets (on a fully tax equivalent basis) for the three-year period ended December 31, 1996. Because of the increase in the percentage of assets represented by loans, the Company's yield on interest-earning assets for 1996 increased from 1995, although the interest rates earned for various classes of assets decreased slightly during the year. The increase over the period is reflected in the 1996 yield on interest-earning assets which increased by 0.01%, after an increase of 0.69% in 1995 and a decrease of 0.13% in 1994. The Company's effective rate on interest-bearing liabilities increased in 1996 as compared to 1995, as a result of increased prices paid on deposits. The effective rate on liabilities as a percentage of interest-earning assets increased by 0.07% in 1996 and 0.71% in 1995, respectively, producing a negative impact on net interest margin on interest-earning assets of 0.06% and 0.02% for 1996 and 1995, respectively. In 1994, net interest margin on interest-earning assets increased 0.07%.

NET INTEREST MARGIN
[BAR GRAPH]

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                      1996                    1995                  1994
                                               ------------------------------------------------------------------
                                                YIELD/   CHANGE       YIELD/      CHANGE     YIELD/   CHANGE
                                                 RATE   FROM 1995      RATE     FROM 1994     RATE   FROM 1993
----------------------------------------------------------------------------------------------------------------
Yield on interest-earning assets                 8.71%      0.01%      8.70%        0.69%    8.01%    (0.13)%
Effective rate on liabilities as a percent
  of interest-earning assets                     3.84%      0.07%      3.77%        0.71%    3.06%    (0.20)%
----------------------------------------------------------------------------------------------------------------
Net interest margin on interest-earning assets   4.87%     (0.06)      4.93%       (0.02)%   4.95%     0.07%
================================================================================================================


Despite the relatively small increase in interest rates during 1996, yields on interest-earning assets and the effective rate on liabilities as a percentage of interest-earning assets both rose as the repricing of loans and deposits lag the increase in the discount rate. In the generally increasing interest rate environment, the Company had a slight increase in its net interest margin on interest-earning assets. The yield on interest-earning assets was positively affected by the higher percentage of the Company's interest-earning assets represented by loans, which tend to have higher yields than other assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The following table sets forth average consolidated balance sheet data and average yield and rate data on a tax equivalent basis for the periods indicated.

                                                       1996                        1995                        1994
                                    -----------------------------------------------------------------------------------------
                                     AVERAGE                YIELD/  AVERAGE             YIELD/  AVERAGE             YIELD/
(DOLLARS IN THOUSANDS)               BALANCE      INTEREST   RATE   BALANCE   INTEREST   RATE   BALANCE   INTEREST   RATE
--------------------------------------------------------------------------------------------------------------------------
ASSETS
 Interest earning assets
  Loans (1) (2) (3)                   $791,826     $73,499   9.28%  $685,260   $63,627   9.29%  $601,309   $51,873   8.63%
  Taxable investment
   securities                          123,693       7,723   6.24%   130,427     8,146   6.25%   138,595     7,768   5.60%
  Nontaxable investment
   securities (2)                       84,798       6,609   7.79%    67,463     5,450   8.08%    66,775     5,531   8.28%
  Other investments                     22,155       1,213   5.47%    11,933       672   5.63%    13,858       549   3.96%
                                    ----------------------          ------------------          ------------------
  Total                             $1,022,472     $89,044   8.71%  $895,083   $77,895   8.70%  $820,537   $65,721   8.01%
 Non-interest earning assets
  Cash and due from banks               31,185                        31,596                      36,509
  Premises & Equip. - net               24,711                        20,568                      19,431
  Other assets                          20,383                        16,857                      16,287
  Less: Allowance for loan loss         (9,858                        (8,477)                     (7,765)
                                    ----------                      --------                    --------
  Total                             $1,088,893                      $955,627                    $884,999
                                    ==========                      ========                    ========

LIABILITIES & STOCKHOLDERS' EQUITY
 Interest bearing liabilities
  Savings deposits                    $347,011     $10,050   2.90%  $293,845    $7,784   2.65%  $302,480    $7,046   2.33%
  Time deposits                        472,222      26,989   5.72%   430,593    24,119   5.60%   369,771    16,684   4.51%
  Short-term borrowings                 32,693       1,781   5.45%    16,164       935   5.79%    18,864       808   4.28%
  Other borrowings                       6,852         426   6.22%    14,888       968   6.50%     8,811       537   6.10%
                                      --------------------          ------------------          ------------------
  Total                               $858,778     $39,246   4.57%  $755,490   $33,806   4.47%  $699,926   $25,075   3.58%
 Non-interest bearing liabilities
  Demand deposits                      118,678                       102,211                      95,691
  Other liabilities                     11,704                        10,152                       6,748
  Stockholders' equity                  99,733                        87,774                      82,634
                                    ----------                      --------                    --------
Total                               $1,088,893                      $955,627                    $884,999
                                    ==========                      ========                    ========
Net interest income                                $49,798                     $44,089                     $40,646
Rate spread                                                  4.14%                       4.23%                       4.43%
Net interest margin                                          4.87%                       4.93%                       4.95%


(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.

(3)  Loan fees are included in total interest income as follows:
     1996-$1,611,000; 1995-$1,150,000; 1994-$1,315,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The following table sets forth the mix of average interest-earning assets and average interest-bearing liabilities.

                                     YEARS ENDED DECEMBER 31,
  ----------------------------------------------------------
                                       1996    1995     1994
  ----------------------------------------------------------
  Loans                               77.4%    76.6%   73.3%
  Taxable investment securities       12.1%    14.6%   16.9%
  Non-taxable investment securities    8.3%     7.5%    8.1%
  Other investments                    2.2%     1.3%    1.7%

  ----------------------------------------------------------
                                     100.0%   100.0%  100.0%
  =========================================================
  Savings deposits                    40.4%    38.9%   43.2%
  Time deposits                       55.0%    57.0%   52.8%
  Short-term borrowings                3.8%     2.1%    2.7%
  Other borrowings                     0.8%     2.0%    1.3%
  ----------------------------------------------------------
                                     100.0%   100.0%  100.0%
  =========================================================

The preceding table reflects the results of management's strategy to increase loans as a percent of earning assets coupled with generally strong demand for loans. Based on the current economic conditions, management has established a range of average loans to earning assets of between 70% and 80% which it believes to be the optimum level for F&M.

As interest rates fluctuated throughout 1996 and overall increased, savings deposits increased slightly faster than time deposits. The increase was partially attributed to the promotion of our new money market product. Short-term borrowing increased because the Company took advantage of the attractiveness of the short term rates in 1996. The decrease in other borrowings is due to the Company's use of short term borrowings. For more information regarding borrowing, see Notes 11 and 12 of Notes to the Company's Consolidated Financial Statements.

PROVISION FOR LOAN LOSSES

The amount charged to provision for loan losses is based on management's evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses, both on a bank by bank basis and on an overall basis for the Company, based on past loan loss experience, current economic conditions, composition of the loan portfolio (including the historical performance of, and the F&M subsidiary banks' evaluation of the prospects for, each of the component loans, and the collateral value therefor) and the anticipated potential for future loss. Management is also mindful of the expectations in recent years of banking industry regulators for increased levels of allowances, although no particular regulatory obligations have been imposed on the Company in this regard.

The provision for loan losses was $2.0 million in 1996, compared with $1.7 million in 1995 and $1.3 million in 1994. The allowance for loan losses as a percentage of gross loans outstanding was 1.23% at December 31, 1996, as compared to 1.27% and 1.25% at December 31, 1995 and 1994, respectively. The reduction in percentage resulted from the relatively greater increase in the level of loans as compared to net provision. Net charge-offs as a percentage of average loans outstanding were 0.11% in 1996, 0.12% in 1995 and 0.13% in 1994. Charge-offs in 1996 were not concentrated in any industry or business segment.

NON-INTEREST INCOME

The following table presents the major components of non-interest income.


                                      YEARS ENDED DECEMBER 31,
(dollars in thousands)           1996            1995            1994
----------------------------------------------------------------------
Service Fees                    $3,061          $2,611          $2,303
Net securities gains               115              37              70
Other operating income           2,700           2,001           1,739
----------------------------------------------------------------------
Total                           $5,876          $4,649          $4,112
======================================================================

The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for 1996 increased $1.2 million or 26.4% when compared to 1995. The increase in service fees during 1996 was attributable primarily to increased services (primarily relating to checking and other depository accounts) provided, along with an increase in the amount charged for those services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

During all three periods, net security gains were minimal. These gains were realized as management responded to market conditions and opportunities. For additional detail see Note 5 of Notes to the Company's Consolidated Financial Statements.

The increase in other operating income during 1996 was due principally to increases in secondary market commissions, along with an increase in other miscellaneous charges. The volume of mortgage refinancings and new home purchases increased in 1996, in spite of fluctuating interest rate conditions, and therefore increased the Company's related secondary market commissions. The increase in the operating income between 1994 and 1995 reflects primarily an increase in mortgage refinancing (and, therefore, secondary market commissions) resulting from the decreasing in interest rate environment in 1995.

NON-INTEREST EXPENSE

The following table presents the major components of non-interest expense.

                                                         YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------
  (DOLLARS IN THOUSANDS)                             1996          1995         1994
-------------------------------------------------------------------------------------
Salaries and employee benefits                    $16,366       $14,257      $15,261
Occupancy expenses, net                             4,277         4,002        3,990
Data processing                                     1,356         1,385        1,394
Goodwill amortization                                 524           398          398
FDIC insurance premiums                                83           929        1,733
Other operating expenses                            7,776         6,756        7,366
-------------------------------------------------------------------------------------
Total                                             $30,382       $27,727      $30,142
====================================================================================

EFFICIENCY RATIO
[BAR GRAPH]

The Company's total non-interest expense in 1996 increased $2.7 million, or 9.6%, to $30.4 million from $27.7 million in 1995. The increase was primarily due to acquisitions in 1996, resulting both from the costs of the acquisitions and increase from those with respect for which prior periods were not restated. Salary and employee benefits increased due to new locations as well as increased salary levels. Occupancy expenses increased due to servicing of new locations and operations. FDIC deposit insurance premiums were further reduced due to the substantial reductions in rates charged to banks which became effective in May 1995. The increase in other operating expenses resulted from a variety of increases in other expense categories, including the acquisitions for which prior periods were not restated. The total noninterest expense in 1995 represents an 8.0% decrease from $30.1 million in 1994 resulting primarily due to acquisition and restructuring costs in 1994 in connection with the addition of USB, FNFC and PBI, along with the reduction of FDIC insurance rates and cost cutting initiatives implemented by the Company during 1994 and 1995.

The Company's overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.26% in 1996, 2.42% in 1995, and 2.95% in 1994.

Due to the sensitivity of the overhead ratio to changes in the size of the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income on a fully-taxable equivalent basis and non-interest income from ongoing operations, excluding nonrecurring items. The efficiency ratio was 54.68% in 1996, 56.93% in 1995 and 67.45% in 1994. The decreases in this ratio and the overhead ratio resulted from the various factors set forth above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

INCOME TAXES

The Company's provision for income taxes in 1996 increased $1.1 million, or 20.5%, to $6.7 million from $5.6 million in 1995. The 1995 level represents a 81.0% increase from $3.1 million in 1994. As a percentage of taxable income, the effective tax rate was 31.8% in 1996, 31.7% in 1995 and 26.7% in 1994 of income before taxes. The effective tax rate has remained constant as compared to 1995. For more information regarding income taxes see Note 13 of Notes to the Company's Consolidated Financial Statements.

NET INCOME

Net income applicable to common stock increased by $2.4 million in 1996, or 20.2% to $14.4 million from $12.0 million in 1995. This compares with a increase in income of $3.6 million, or 42.7%, for 1995 from $8.4 million in 1994. The difference between net income and net income applicable to common stock results from dividends paid on preferred stock of FNFC, which was redeemed as part of F&M's acquisition of FNFC in 1994.

Return on average common stockholders' equity was 14.45% in 1996 compared with 13.66% in 1995 and 10.17% in 1994. The return on average assets was 1.32% in 1996 compared with 1.25% in 1995 and 0.95% in 1994.

Net income per common share was $2.07 in 1996 compared with $1.76 in 1995 and $1.23 in 1994. Although the Company adopted a stock option plan in 1993, as of December 31, 1996, fully diluted earnings per share are equal to the earnings per share numbers mentioned above, due to the relatively small effect of options.

FINANCIAL CONDITION

1996 was a year of growth for F&M in total assets and equity. Year end total assets in 1996 grew to $1.173 billion, a 17.8% increase from $996 million in 1995. Approximately 7% of the growth resulted from acquisitions for which prior financial statements were not restated, and the balance resulted from internal growth. Total shareholders' equity at December 31, 1996 was $105 million, an 11.6% increase from $94 million in 1995. The balance of this section further discusses changes in the Company's assets, liabilities and equity.


ASSET GROWTH
[BAR GRAPH]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


LOAN PORTFOLIO

The following table sets forth the major categories of loans outstanding and the percentage of total loans for each category at the dates indicated.

                                       DECEMBER 31, 1996     DECEMBER 31, 1995     DECEMBER 31, 1994
                                       ---------------------------------------------------------------
(DOLLARS IN THOUSANDS)                   AMOUNT          %     AMOUNT          %     AMOUNT          %
------------------------------------------------------------------------------------------------------
Commercial and industrial              $169,141      19.5%   $120,894      17.2%   $107,599      16.5%
Agricultural                             46,389       5.4%     41,875       6.0%     41,427       6.4%
Real estate construction                 36,100       4.2%     22,791       3.3%     18,154       2.8%
Real estate mortgage                    558,589      64.6%    466,137      66.6%    433,235      66.6%
Installment and other consumer loans     54,455       6.3%     48,347       6.9%     49,821       7.7%
------------------------------------------------------------------------------------------------------
Total                                  $864,674     100.0%   $700,044     100.0%   $650,236     100.0%
======================================================================================================

                                      DECEMBER 31, 1993     DECEMBER 31, 1992
                                      ------------------------------------------
(DOLLARS IN THOUSANDS)                   AMOUNT          %     AMOUNT          %
--------------------------------------------------------------------------------
Commercial and industrial              $102,954      18.4%    $77,790      15.5%
Agricultural                             41,358       7.4%     34,962       6.9%
Real estate construction                 18,182       3.2%     14,094       2.8%
Real estate mortgage                    352,928      62.9%    330,675      65.6%
Installment and other consumer loans     45,425       8.1%     46,601       9.2%
--------------------------------------------------------------------------------
Total                                  $560,847     100.0%   $504,122     100.0%
================================================================================

[GRAPH]

LOAN PORTFOLIO COMPOSITION
December 31, 1996

Real Estate Mortgage                    65%
Commercial and Industrial               20%
Installment and Other Consumer           6%
Agricultural                             5%
Real Estate Construction                 4%



Loan growth was 23.5% in 1996 compared with 7.7% in 1995. The 1996 and 1995 increase was primarily a result of increased sales efforts at the Company's subsidiary banks. Approximately $44.5 million in loans or 6% of the 1996 loan growth resulted from acquisitions in which the Company did not restate its prior financial statements and the remaining balance resulted from internal growth.

During 1996 and 1995 the loan mix in the Company's portfolio remained relatively constant, with a trend toward commercial loans.

The Company maintains a diversified loan portfolio and therefore, management believes there is minimal exposure to loan concentration losses. At December 31, 1996, the Company believes that there were no loan concentrations to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. By maintaining a diversity of types of borrowers, the Company has attempted to prevent losses due to economic difficulties of certain industries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


The following table sets forth the scheduled repayments of the loan portfolio and the sensitivity of loans to interest rate changes at December 31, 1996 (excluding one to four family residential property mortgages and consumer loans).


                                                          MATURITY
                                          ---------------------------------------
                                                        OVER ONE
                                           ONE YEAR    YEAR THROUGH      OVER
                                           OR LESS      FIVE YEARS     FIVE YEARS
                                           --------------------------------------
                                                    (In thousands)
Commercial and industrial                 $122,016         $40,791       $6,334
Agricultural                                41,463           4,525          401
Real estate construction                    33,889           2,211            0
---------------------------------------------------------------------------------
Total                                     $197,368         $47,527       $6,735
=================================================================================

                                                                INTEREST SENSITIVITY
                                                         -----------------------------------
AMOUNT OF LOANS DUE AFTER ONE YEAR WITH:                   FIXED                    VARIABLE
                                                            RATE                        RATE
                                                         -----------------------------------
                                                                  (In thousands)
Commercial and industrial                                $42,110                      $5,015
Agricultural                                               3,566                       1,360
Real estate construction                                   2,187                          24
--------------------------------------------------------------------------------------------
Total                                                    $47,863                      $6,399
============================================================================================


NON-PERFORMING ASSETS

Non-performing assets are a broad measure of problem loans. The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans as of the dates indicated.

                                                      DECEMBER 31,
                               ----------------------------------------------------------
(DOLLARS IN THOUSANDS)             1996      %          1995    %           1994     %
-----------------------------------------------------------------------------------------
Non-accrual loans               $10,465   1.21%       $6,189   0.88%       $5,888   0.91%
Loans past due 90 days or more       31   0.00           212   0.03           145   0.02
Restructured loans                    0   0.00           481   0.07            25   0.00
-----------------------------------------------------------------------------------------
Total non-performing loans       10,496   1.21         6,882   0.98         6,058   0.93
Other real estate owned           1,824   0.21           809   0.12         1,237   0.19
-----------------------------------------------------------------------------------------
Total non-performing assets     $12,320   1.42%       $7,691   1.10%       $7,295   1.12%
=========================================================================================


                                                    DECEMBER 31,
                                 -------------------------------------------------
(DOLLARS IN THOUSANDS)             1993     %                  1992              %
----------------------------------------------------------------------------------
Non-accrual loans                $4,396   0.78%               $4,940          0.98%
Loans past due 90 days or more      344   0.06                   161          0.03
Restructured loans                  259   0.05                   497          0.10
----------------------------------------------------------------------------------
Total non-performing loans        4,999   0.89                 5,598          1.11
Other real estate owned           2,544   0.45                 3,663          0.73
----------------------------------------------------------------------------------
Total non-performing assets      $7,543   1.34%               $9,261          1.84%
==================================================================================


Maintaining excellent credit quality continues to be a priority for the Company. Non-performing assets as a percentage of total loans outstanding increased in 1996 to 1.42% compared with 1.10% in 1995 and 1.12% in 1994. Non-accrual loans increased in 1996 because of developments with respect to a number of separate loans, in different locations and industries. Management does not believe that there is any common reason or general trend which accounts for the increase (or that it necessarily is an indication of expected future developments). However, particularly in view of the developments, management continues to take an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


LOAD QUALITY
(BAR GRAPH)

                               '92     '93    '94    '95    '96

Non-performing assets to        1.91   1.24   1.12   1.10   1.43
 period end loans and
 OMEO

Net Charge offs to average       .19%   .10%   .12%   .12%   .11%
 loans outstanding


Allowances for loan losses to   1.34%  1.35%  1.25%  1.27%  1.23%
 period end loans


Non-accrual loans at December 31, 1996 increased 0.33% as a percentage of total loans, as compared to 1995. Non-accrual loans are at a level the Company considers manageable and continues to work at reducing the level of nonperforming loans. Furthermore, the Company considers its allowance for loan losses adequate to cover this level of non-accrual loans, although it regularly reviews the various factors used in determining the provision and allowance for loan losses.

The gross interest income that would have been recognized on non-accrual loans in 1996 if the loans had been current in accordance with their original terms was approximately $811,000, of which approximately $236,000 was collected and included in the Company's income for 1996.

It is the policy of the F&M subsidiary banks to place a loan on non-accrual status when the loan's principal and accrued interest is not expected to be collected in full or when the loan becomes contractually past due 90 days or more as to principal or interest and is not guaranteed by an outside source. Loans past due 90 days or more may be retained on accrual status if they are guaranteed by a third party and the bank believes that such guaranty will be adequate to assure collection.

There were no particular loans as to which payments were current at December 31, 1996, which in the opinion of management, and to its best knowledge, will not be paid according to their terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense.

                                                                                YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                1996           1995              1994              1993           1992
----------------------------------------------------------------------------------------------------------------------------
Average balance of loans for period               $791,826       $685,260          $601,309          $530,520       $501,562
============================================================================================================================
Allowance for loan losses at beginning of period     8,921          8,100             7,556             6,767          5,943
Allowance for loan losses of banks
 acquired in purchase transactions                     587             --                --                --             --

Loans charged off
  Commercial and Industrial                            444            601               456               372            512
  Agricultural                                         243             36                33                51             11
  Real Estate - Mortgage                                70             95               162                53            262
  Installments and Other Consumer Loans                402            298               336               319            431
----------------------------------------------------------------------------------------------------------------------------
Total charge offs                                    1,159          1,030               987               795          1,216

Recoveries on loans previously charged off
  Commercial and Industrial                            105             54                74                92             93
  Agricultural                                          10              5                 8                 1             10
  Real Estate - Mortgage                                17             39                11                44             26
  Installment and Other Consumer Loans                 117            100               100               118            116
----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                       249            198               193               255            245
Net loans charged off                                  910            832               794               540            971
Provisions for loan losses                           2,004          1,653             1,338             1,329          1,795
----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period        $ 10,602       $  8,921          $  8,100          $  7,556       $  6,767
===============================================================================================================================
Ratio of net charge offs during period to
 average loans outstanding                            0.11%          0.12%             0.13%             0.10%          0.19%
Allowance for loan losses to total loans              1.23%          1.27%             1.25%             1.35%          1.34%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category.

                                           DECEMBER 31, 1996     DECEMBER 31, 1995     DECEMBER 31, 1994
                                          ----------------------------------------------------------------
                                                       PERCENT               PERCENT               PERCENT
                                                      OF LOANS              OF LOANS              OF LOANS
                                          AMOUNT OF    IN EACH  AMOUNT OF    IN EACH  AMOUNT OF    IN EACH
                                            RESERVE   CATEGORY    RESERVE   CATEGORY    RESERVE   CATEGORY
                                           FOR LOAN   TO TOTAL   FOR LOAN   TO TOTAL   FOR LOAN   TO TOTAL
(DOLLARS IN THOUSANDS)                       LOSSES      LOANS     LOSSES      LOANS     LOSSES      LOANS
----------------------------------------------------------------------------------------------------------
Commercial, industrial, and agricultural     $4,345       24.9%    $3,681       23.2%    $3,377       22.9%
Real estate - construction                      223        4.2        147        3.3        114        2.8
Real estate - mortgage                        3,970       64.6      3,315       66.6      3,232       66.6
Installment and other consumer loans          2,064        6.3      1,778        6.9      1,377        7.7
----------------------------------------------------------------------------------------------------------
                                            $10,602      100.0%    $8,921      100.0%    $8,100      100.0%
==========================================================================================================

                                          DECEMBER 31, 1993        DECEMBER 31, 1992
                                          ------------------------------------------
                                                       PERCENT               PERCENT
                                                      Of LOANS              OF LOANS
                                          AMOUNT OF    IN EACH  AMOUNT OF    IN EACH
                                            RESERVE   CATEGORY    RESERVE   CATEGORY
                                           FOR LOAN   TO TOTAL   FOR LOAN   TO TOTAL
(DOLLARS IN THOUSANDS)                       LOSSES      LOANS     LOSSES      LOANS
------------------------------------------------------------------------------------
Commercial, industrial, and agricultural     $3,590       25.8%    $3,085       22.4%
Real estate - construction                      121        3.2        122        2.8
Real estate - mortgage                        2,719       62.9      2,544       65.6
Installment and other consumer loans          1,126        8.1      1,016        9.2
------------------------------------------------------------------------------------
                                             $7,556      100.0%    $6,767      100.0%
====================================================================================


The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.

The degree of risk associated with the Company's loans is generally greater in the commercial, industrial and agricultural categories, representing 24.9% of total loans at December 31, 1996. These types of loans increased as a percentage of the total loan portfolio in 1996. Accordingly, management has allocated a significantly larger portion of the allowance for loan losses to these types of loans and significantly increased the provision for loan loss; however, due to the growth in loans, the provision as a percent of loans decreased.

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided in the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


INVESTMENT PORTFOLIO

The following table sets forth the distribution of investments (securities held to maturity and available for sale) and their percentage to total investments at the dates indicated.

                                                                       DECEMBER 31,
                                                    -----------------------------------------------------
                                                         1996               1995               1994
(DOLLARS IN THOUSANDS)                              AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT  PERCENT
---------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
 U.S. Government corporations and agencies        $ 32,486     15.8% $ 40,150     19.6% $ 49,356     24.9%
Obligations of states and political subdivisions   105,632     51.2    82,380     40.2    80,480     40.5
Debt securities issued by foreign government            25      0.0        25      0.0        25      0.0
Mortgage-backed securities                          55,237     26.8    64,605     31.6    57,298     28.8
Other investments                                   12,848      6.2    17,687      8.6    11,579      5.8
----------------------------------------------------------------------------------------------------------
Total investments                                 $206,228    100.0% $204,847    100.0% $198,738    100.0%
==========================================================================================================


During 1996, the investment portfolio make-up changed slightly relative with past years, with a slight decrease in U.S. treasuries and agencies and an increase in obligations of states and political subdivisions. The Company took advantage of attractive spread relationships in the non-taxable market and also lengthened the average maturity in the investment portfolio.


INVESTMENT PORTFOLIO
December 31, 1996


        COMPOSITION                              QUALITY
Municipals              51%             Treasury Agency AAA             82%
Mortage Backed          27%             Non-Rated                       11%
Treasuries/Agencies     16%             A                                4%
Other                    6%             AA                               2%
                                        BAA                              1%


The following table shows the relative maturities and weighted average interest rates on a tax equivalent basis of investment securities as of December 31, 1996. Although the maturities of the investment portfolio have lengthened from 1995, the Company feels liquidity remains adequate.

                                              AFTER ONE       AFTER FIVE
                                WITHIN        BUT WITHIN      BUT WITHIN       AFTER
                               ONE YEAR       FIVE YEARS      TEN YEARS       TEN YEARS
-------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)       AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD
-------------------------------------------------------------------------------------------
U.S. Treasury and other
 U.S. Government
 agencies and corporations* $15,585   5.84% $30,599   5.68%  $3,302   6.64% $38,237   6.48%
States and political
 subdivisions (domestic)      3,041   8.11   31,384   8.18   28,236   8.27   42,971   8.08
Other investments             4,569   5.55    5,514   6.51    1,144   5.60    1,646   6.89
-------------------------------------------------------------------------------------------
Total                       $23,195   6.08% $67,497   6.91% $32,682   8.01% $82,854   7.32%
===========================================================================================


*Includes floating rate securities which reprice monthly but which mature during the indicated time period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Inherent in any portfolio which includes mortgage-backed securities, there exist both prepayment and maturity extension risk. The Company is not immune to these same type risks. The Company's investments in these type of securities are predominantly in straight U.S. Agency issued mortgage-backed pass-throughs and lower risk types of real estate mortgage investments conduits/collateralized mortgage obligations. The major categories of the mortgage-backed security portfolio and dollar values as of December 31, 1996, are as follows: fixed rate mortgage-backed pass-throughs-$17.0 million; variable rate mortgage-backed pass-throughs-$5.4 million; fixed rate real estate mortgage investment conduits/collateralized mortgage obligations-$15.2 million; and floating rate real estate mortgage investment conduits/collateralized mortgage obligations-$17.6 million.

For more information regarding the investment portfolio, including the breakdown between securities held to maturity and available for sale, see Note 5 of Notes to the Company's Consolidated Financial Statements.

DEPOSITS

The following table sets forth average deposits and their percentage to total average deposits at the dates indicated.

                                                             DECEMBER 31,
                              -------------------------------------------------------------------
                                       1996                   1995                   1994
                              -------------------------------------------------------------------
                              AMOUNTS      PERCENT   AMOUNTS       PERCENT    AMOUNTS     PERCENT
-------------------------------------------------------------------------------------------------
                                                      (dollars in thousands)
Non-interest bearing demand  $118,678       12.7%    $102,211        12.4%    $95,691       12.4%
Interest-bearing demand        86,534        9.2       87,187        10.5      94,310       12.3
Savings deposits              260,477       27.8      206,658        25.0     208,170       27.1
Time deposits                 472,222       50.3      430,593        52.1     369,771       48.2
-------------------------------------------------------------------------------------------------
Total                        $937,911      100.0%    $826,649       100.0%   $767,942      100.0%
=================================================================================================


Year-end deposits increased 16.0% in 1996 compared with an increase of 7.6% in 1995 over 1994.

The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1996 was $88,021,000. Their maturing distribution is as follows:

           --three months or less                         $32,121,000
           --over three months and through twelve months  $43,714,000
           --over one year                                $12,186,000


Neither F&M or its subsidiaries have any deposits in foreign banking offices.

BORROWINGS

Short-term borrowings at December 31, 1996 were $41.3 million, as compared to $12.2 million at December 31, 1995. Short-term borrowings consist primarily of repurchase agreements and federal funds purchased. During 1996, F&M has used short-term borrowings (along with increased deposits) to fund its increasing loan demand. Use of short-term funds at year end 1996 reflected the attractiveness of rates for those funds. Going forward, management has taken steps to reduce short-term borrowings by increasing interest rates paid to depositors and carefully monitoring the growth in the loan portfolio. However continued reliance on short-term borrowings may be required if loan demand outpaces deposit growth, and therefore, short-term borrowings are expected to vary from time to time.

Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of December 31, 1996 and 1995. These borrowings are secured by pledges of mortgage loans, and totaled $9.8 million at December 31, 1996, compared to $10.8 million at December 31, 1995. These borrowings had original maturities of three months to nine years, with rates at December 31, 1996 ranging from 5.49% to 7.73%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

CAPITAL ADEQUACY

Stockholders' equity increased in 1996 by $10.9 million, to $104.9 million. This increase was a result of net income during the year, offset by the net decrease in the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" adjustment which decreased stockholders' equity by $479,000, along with dividends of $4.8 million paid to common stockholders.


[EQUITY BAR GRAPH] [REGULATORY CAPITAL RATIOS BAR GRAPH]

At December 31, 1996, the risk-based capital ratio for Tier 1 capital was 11.28% and the total risk-based capital ratio was 12.50%, as compared to minimum regulatory requirements of 4.0% and 8.0%, respectively. The ratio of average equity to average assets amounted to 9.16% at December 31, 1996 compared with 9.18% at December 31, 1995 and 9.34% at December 31, 1994. The Company's leverage ratio at December 31, 1996 was 8.65%, as compared to a minimum regulatory requirement of 3.0%.

At December 31, 1996, the F&M subsidiary banks in the aggregate could have paid approximately $25,253,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing Wisconsin state chartered banks. At December 31, 1996, each of the F&M banks was in compliance with all applicable capital requirements, and management believes that the capital structure of the F&M Banks is adequate. Because of the effect of one cash acquisition, one of the Bank's is currently precluded from paying dividends to the holding company until its capital ratios improve; see below. The Company's common stock dividend payout ratio was 33.5% in 1996, as compared to 31.5% in 1995 and 32.2% in 1994. These numbers include the dividends historically paid by CSB, USB, FNFC and PBI prior to their acquisitions by the Company; differences in dividend policies affect the comparability of information.

F&M's acquisitions of MBI, CSB, SBET and GCB were, and its pending acquisitions of PCB, and CNBD are, stock for stock transactions, and therefore additive to the Company's capital. The acquisitions which have been consummated did not significantly affect F&M's capital ratios and F&M does not expect the pending acquisitions to do so.

F&M's acquisition of BB was effected for approximately $6.2 million in cash, paid by F&M Bank-Lakeland as a part of BB's merger with that bank. While this acquisition did not significantly affect the capital ratios of F&M as a whole, and F&M Bank-Lakeland remains well capitalized, F&M Bank-Lakeland has agreed to defer paying dividends to F&M until its capital reverts to pre-acquisition levels, which F&M expects will occur in 1997 due to the bank's earning capacity.

In addition to acquisitions, F&M incurred significant capital expenditures in 1996 relating to the acquisition of its second Green Bay office and the relocation or replacement of offices in Stevens Point, Amherst and Lancaster. Such capital expenditures in 1996 totalled approximately $5.5 million. Capital expenditures were financed through earnings and existing capital resources.

The Company to date has not committed to any major commitments to build or purchase in 1997, but also expects to finance any such expenditures through earnings and existing capital resources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND INTEREST SENSITIVITY MANAGEMENT

As shown in the Company's Consolidated Statement of Cash Flow for 1996, cash and cash equivalents decreased by $136,000 during 1996 to $62.8 million at December 31, 1996. The decrease primarily reflected $102.3 million in net cash provided by financing activities plus $16.1 million in net cash provided by operating activities offset by $118.5 million in net cash used in investing activities. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures. Net cash provided by operating activities primarily consisted of the Company's net income in 1996, increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected a net increase in deposits and short-term borrowings, offset by dividends paid. During 1994, the Company began accounting for federal funds sold as a cash equivalent. The effect of this change was to increase total cash and cash equivalents by $18.2 million, $22.1 million and $5.8 million for 1996, 1995, and 1994, respectively. There was no effect on stockholders' equity or net income for 1996, 1995, and 1994 as a result of this change in accounting.

The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At December 31, 1996, the carrying value of securities maturing within one year was $23.2 million, or 11.2% of the total investment securities portfolio. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that liquidity is adequate.

Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking lines of business to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The Company manages its balance sheet to achieve maximum shareholder value within the constraints of its interest rate risk discipline, the maintenance of high credit quality, and sound leverage and liquidity positions. Both the interest rate sensitivity and liquidity position of the Company are reviewed regularly. The primary objective of interest rate sensitivity management is to maintain net interest income growth while reducing exposure to the risks inherent in interest rate movements.

A historical tool for measuring interest rate sensitivity is the gap analysis. The following table shows the Company's approximate consolidated rate sensitivity gap position at December 31, 1996.

                                                      0-90         91-365            1-5         OVER 5
                                                      DAYS           DAYS          YEARS          YEARS            TOTAL
------------------------------------------------------------------------------------------------------------------------
Loans                                            $ 247,149       $314,802       $255,189       $ 47,534       $  864,674
Investment securities                               26,278         23,316         64,295         92,339          206,228
Other earnings assets                               18,204              0              0              0           18,204
------------------------------------------------------------------------------------------------------------------------
  Total rate-sensitive assets (RSA)              $ 291,631       $338,118       $319,484       $139,873       $1,089,106
========================================================================================================================
Savings deposits                                 $ 236,286       $      0       $     84       $  3,642       $  240,012
Time deposits                                      154,788        243,202         86,219          6,609          490,818
Other non-deposit interest-bearing liabilities      48,649              0          1,100          1,400           51,149
------------------------------------------------------------------------------------------------------------------------
  Total rate-sensitive liabilities (RSL)         $ 439,723       $243,202       $ 87,403       $ 11,651       $  781,979
========================================================================================================================
Interest sensitivity gap                         $(148,092)      $ 94,916       $232,081       $128,222       $  307,127
========================================================================================================================
Cumulative interest sensitivity gap              $(148,092)      $(53,176)      $178,905       $307,127
========================================================================================================================
Ratio of cumulative rate sensitivity gap to RSA      (50.8)%         (8.4)%         18.8%          28.2%

Cumulative ratio of rate sensitive assets
  to rate sensitive liabilities                       66.3%          92.2%         123.2%         139.3%


Rate-sensitive liabilities in the preceding table exclude 50% of negotiable order of withdrawal interest-bearing demand accounts and 70% of regular savings accounts because management believes, based on the Company's previous experience, that this treatment more closely approximates actual results due to the relatively stable nature of these accounts. The F&M banks' regulators have acknowledged these formulas for examination purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Management's overall strategy is to coordinate the volume of rate-sensitive assets and liabilities to minimize the impact of interest rate movements on the net interest margin. The above table reflects a negative gap position for the 90-day and 91-365-day intervals with a positive position for the longer maturities. A negative position is favorable in a falling interest rate environment; a positive position is favorable in a rising interest rate environment. The gap is within the acceptable range established by management at each level of maturity. The December 31, 1996 net interest margin indicates that the actual increase in interest rates for the year resulted in a slight decrease in the margin to 4.87% from 4.93% for 1995. Since this is a dynamic ratio, management has the ability to influence net interest income in a positive manner when interest rate changes do occur.

The Company's rollover policy is such that loans are written with limited maturities if they are not in conjunction with amortized payments or otherwise tied to a variable rate. This allows the F&M banks to restructure the terms and interest rate of the loan to correspond with the Company's cost of funds.

RECENT ACCOUNTING DEVELOPMENTS

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

SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) was issued by FASB in March 1995. SFAS No. 121 requires long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The statement also requires long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This statement was adopted by the Company effective January 1, 1996. The adoption of SFAS No. 121 did not have a significant impact on the Company's financial condition or results of operations once implemented.

SFAS No. 122 (Accounting for Mortgage Servicing Rights) was issued by FASB in May 1995. SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. The total cost of the mortgage loan will be allocated between the relative fair values of the loan and the mortgage servicing rights. The cost allocated to mortgage servicing rights will be recognized as a separate asset and amortized over the period of estimated servicing income. This statement was adopted by the Company effective January 1, 1996. The adoption of SFAS No. 122 did not have a significant impact on the Company's financial condition or results of operations. The actual impact on a continuing basis is contingent on the future levels of mortgage loan sales.

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

The Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


The statement provides guidelines for classification of a transfer as a sale. The statement also requires liabilities incurred or obtained by transferors as part of a transfer of financial assets by initially recorded at fair value. Subsequent to acquisition, the servicing assets and liabilities are to be amortized over the estimated net servicing period. This statement is required to be adopted for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

In December 1996, the FASBissued No. 127, "Deferral of the Effective Date of Certain Provisions of FASBStatement No. 125." This statement defers implementation of certain provisions of SFAS No. 125 for one year. Adoption of SFASNo. 127 is not anticipated to have a significant impact on the Company's financial condition or results of operations once implemented.







SUMMARY QUARTERLY FINANCIAL INFORMATION
The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                                                               THREE MONTHS ENDED
---------------------------------------------------------------------------------------------------------------
                                             MARCH 31                JUNE 30         SEPTEMBER 30   DECEMBER 31
---------------------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
1996

Interest income                               $20,500                $21,311              $22,087      $22,978
Interest expense                                9,234                  9,496               10,051       10,464
Net interest income                            11,266                 11,815               12,036       12,514
Provision for loan losses                         419                    401                  469          715
Net income applicable to common stock           3,426                  3,552                3,703        3,733
Earnings per common share                         .49                    .51                  .53          .54

1995

Interest income                               $17,719                $18,760              $19,674      $19,938
Interest expense                                7,573                  8,478                8,839        8,917
Net interest income                            10,146                 10,282               10,835       11,021
Provision for loan losses                         337                    298                  492          527
Net income applicable to common stock           2,644                  2,784                3,249        3,311
Earnings per common share                         .39                    .41                  .48          .49

                                  SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                      F&M BANCORPORATION, INC.


Dated March 26, 1997             By: /s/ Gail E. Janssen
                                     -----------------------------------
                                     Gail E. Janssen, Chairman of the Board
                                     President and Chief Executive Officer

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

                             SIGNATURE AND TITLE

        /s/ Gail E. Janssen                     /s/ Douglas A. Martin
  -------------------------------------         -----------------------------
 Gail E. Janssen, Chairman of the Board,        Douglass A. Martin, Director
  Director and Chief Executive Officer

        /s/ Daniel E. Voet                      /s/ Duane G. Peppler
--------------------------------------          ----------------------------
Daniel E. Voet, Chief Financial Officer         Duane G. Peppler, Director
          and Treasurer
(also, Principal Accounting Officer)

        /s/ Otto L. Cox                         /s/ Robert C. Safford
      ---------------------                     ---------------------------
      Otto L. Cox, Director                     Robert C. Safford, Director

        /s/ Paul J. Hernke                      /s/ Glenn L. Schilling
     ------------------------                   ----------------------------
     Paul J. Hernke, Director                   Glenn L. Schilling, Director

        /s/ John W. Johnson                     /s/ Joseph F. Walsh
    --------------------------                  ----------------------------
     John W. Johnson, Director                  Joseph F. Walsh, Director

--------------
* Each of the above signatures is affixed as of March 26, 1997

                           F&M BANCORPORATION, INC.
                              (THE "REGISTRANT")

                                EXHIBIT INDEX
                                      TO
                           1996 REPORT ON FORM 10-K

Exhibit                                                         Incorporated Herein            File
Number                  Description                             by Reference                    Herewith
3(i)                    Restated Articles of Incorporation      Exhibit 3(i) to Registrant's
                        as amended through May 14,              Report on Form 10-Q for
                        1992                                    the quarter ended
                                                                March 31, 1996

3(ii)                   Bylaws, as amended through              Exhibit 3.2 to Registrant's
                        February 4, 1994                        Report on Form 10-K for the
                                                                year ended December 31, 1993
                                                                ("1993 10-K")



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

10.2**                  Registrant's 1993 Stock Option          Exhibit B to 1993
                        Plan for Non-Employee Directors         Proxy Statement

10.3**                  Registrant's Executive Bonus Plan       Description thereof
                                                                under "Commitee
                                                                Report on Executive
                                                                Compensation" in the
                                                                Registrant's Proxy
                                                                Statement for 1996
                                                                Annual Meeting of
                                                                Shareholders ("1996
                                                                Proxy Statement")

10.4**                  Registrant's Deferred                   Exhibit 10.6 to
                        Compensation Agreements with:           Registrant's Report on
                                                                Form 10-K for the year
                                                                ended December 31, 1992

(a)                     Gail E. Janssen
(b)                     Duane G. Peppler

10.5**                  Registrant's Officers' Stock            Description thereof under
                        Purchase Plan                           "Officers' Stock Purchase
                                                                Plan" in 1996 Proxy
                                                                Statement

QB2\279877.4                            EI-1


Exhibit                                                         Incorporated Herein                     Filed
Number                  Description                             By Reference                            Herewith
10.6                    Noncompetition Agreement dated          Exhibit 10.1 to the
                        February 11, 1994 between the           Registrant's Report on
                        Registrant and Robert C. Safford        Form 8-K dated
                                                                February 11, 1994

10.7**                  Agreement dated November 4,             Exhibit 10.1 to the
                        1993 between Pulaski Bank (n/k/a        Registrant's Report on
                        F&M Bank Northeast) and John            Form 8-K dated March 21,
                        W. Johnson                              1994 ("3/21/94 8-K")

10.8**                  Option Agreement dated                  Exhibit 10.2 to
                        March 17, 1993 between                  3/21/94  8-K
                        Pulaski Bancshares, Inc.
                        and John W. Johnson,
                        together with the assumption
                        thereof by the Registrant
                        dated March 21, 1994

10.9(a)                 Plan and Agreement of Merger            Exhibit 2.1 to the
                        and Reorganization dated                Registrants's Report on
                        November 1, 1995 among the              Form 10-Q for the quarter
                        Registrant, Monycor Bancshares,         ended September 30,
                        Inc. and F&M Merger Corporation         1995
                        ("Merger Corp.")

10.9(b)                 Amendment No. 1  thereto, dated         Exhibit 2.1(b) to the
                        December 1, 1995                        Registrant's Report on
                                                                Form 8-K dated
                                                                February 5, 1996

10.10                   Plan and Agreement of Merger            Exhibit 10.11 to the
                        and Reorganization dated as of          Registrant's Report on
                        January 11, 1996 by and                 Form 10-K for the year
                        between F&M Bank-Lakeland and           ended December 31, 1995
                        Bradley Bank*                           ("1995 10-K")

10.11                   Plan and Agreement of Merger            Exhibit 10.12 to 1995
                        and Reorganization dated as of          10-K
                        February 22, 1996 by and among
                        the Registrant, F&M Interim Bank
                        and Community State Bank*

10.12                   Branch Purchase Agreement dated         Exhibit 10.13 to 1995
                        as of January 15, 1996 by and           10-K
                        between F&M Bank-Kaukauna and
                        TCF Bank Wisconsin fsb*


Exhibit                                                         Incorporated Herein                             Filed
Number                  Description                             By Reference                                    Herewith
10.13                   Plan and Agreement of Merger            Exhibit 10.14 to the
                        and Reorganization dated as of          Registrant's Statement on
                        August 20, 1996 by and among            Form S-4, No. 333-13321
                        the Registrant, East Troy               ("1996 S-4")
                        Bancshares, Inc. and Merger
                        Corp.*

10.14                   Plan and Agreement of Merger            Exhibit B to Supplemental
                        and Reorganization dated as of          Statement dated January
                        January 2, 1997 between the             23, 1997, filed as a Rule
                        Registrant and Green County             424(b)(3) Prospectus
                        Bank*                                   relating to the 1996 S-4.

10.15                   Plan and Agreement of                                                                   X
                        Reorganization and Merger dated
                        as of February 27, 1997 among the
                        Registrant, Merger Corp. and
                        Citizen's National Bancorporation,
                        Inc.*

10.16                   Plan and Agreement of Merger                                                            X
                        and Reorganization dated as of
                        March 19, 1997 among the
                        Registrant, Wisconsin Ban Corp.
                        and F&M Merger Corporation*

21                      List of Subsidiaries                                                                    X

23                      Consent of Wipfli Ullrich Bertelson LLP                                                 X

24                      Power of Attorney (contained on                                                         X
                        the Signature Page)

27                      Financial Data Schedule                                                                 X



* Excluding schedules and exhibits, which are identified in such documents. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

** Designates management contracts or compensatory plans or arrangements which are filed as exhibits hereto.