Form 10-Q
period 1997-03-31
F&M BANCORPORATION INC
filed 1997-05-15
CIK 793049

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                              -----------------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    ---------------------

Commission file number      0-14553
                       --------------------

                         F & M Bancorporation, Inc.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Wisconsin                                         39-1365327
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     One Bank Avenue,     Kaukauna, Wisconsin                     54130
------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                (414) 766-1717
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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
Yes   X    No
   ------     -----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1997.

        $1.00 par value common
        7,608,200 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                 Page
                                                                Number
PART I.  FINANCIAL INFORMATION:                                 ------
Item l.  Financial Statements                                     3


         Condensed Consolidated Balance Sheets
         as of March 31, 1997 and December 31,
         1996 (Unaudited)                                         4


         Condensed Consolidated Statements of Earnings
         for the three months ended March 31, 1997
         and 1996 (Unaudited)                                     5


         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997
         and 1996 (Unaudited)                                     6


         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                   7


Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                     10


Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                             14


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders     15


Item 6.  Exhibits and Reports on Form 8-K                        15

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

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report.

                       F & M BANCORPORATION, INC. AND
                          SUBSIDIARIES CONSOLIDATED
                               BALANCE SHEETS
                                 (Unaudited)
                            (Dollars in thousands)


                                                                      March 31,      December 31,
                                                                        1997             1996
                                                                      --------         ---------
ASSETS
Cash and cash equivalents                                              $ 37,647        $ 44,626
Investment securities (Note B)
  Held to maturity                                                      104,427          95,030
  Available for sale - stated at fair value                             115,436         111,198
Federal funds sold                                                       13,072          18,204
Loans (Note C)                                                          961,855         864,674
  Less:  Allowance for loan losses                                      (11,783)        (10,602)
                                                                      ---------       ---------
                 Net loans                                              950,072         854,072

Bank premises and equipment, net                                         28,706          27,935
Other real estate                                                         2,200           1,824
Other assets                                                             22,467          20,605
                                                                      ---------       ---------
         TOTAL ASSETS                                                $1,274,027      $1,173,494
                                                                      =========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                             $  127,409        $137,657
    Interest bearing                                                    936,256         868,103
                                                                      ----------      ----------
                 Total deposits                                       1,063,665       1,005,760
  Short-term borrowing                                                   59,600          41,332
  Other borrowings                                                       18,100           9,817
  Accrued expenses and other liabilities                                 14,139          11,636
                                                                     ----------      ----------
                 Total liabilities                                    1,155,504       1,068,545

Shareholders' Equity
  Common stock - $1 par value:
    Authorized - 20,000,000 shares
    Issued - 7,639,650 and
             7,016,690 shares, respectively                               7,640           7,017
  Capital surplus                                                        62,266          60,157
  Retained earnings                                                      49,671          38,784
  Net unrealized loss on securities available for sale                     (450)           (348)
  Less-Common stock held in treasury at cost-
    32,050 shares and 39,000 shares, respectively                          (604)           (661)
                                                                     ----------      ----------
                 Total shareholders' equity                             118,523         104,949
                                                                     ----------      ----------
         Total liabilities and shareholders' equity                  $1,274,027      $1,173,494
                                                                     ==========      ==========


          See accompanying notes to unaudited consolidated financial statements.

                        F & M BANCORPORATION, INC. AND
                          SUBSIDIARIES CONSOLIDATED
                             STATEMENTS OF INCOME
                                  (Unaudited)
                            (Dollars in thousands)

                                                                          Three months ended March 31,
                                                                        1997                       1996
                                                                    -----------                -----------
Interest income
  Interest and fees on loans                                          $21,146                     $16,919
  Interest on investment securities
    Taxable                                                             1,680                       2,060
    Exempt from federal tax                                             1,427                       1,023
Other interest income                                                     289                         498
                                                                       ------                      ------
   Total interest income                                               24,542                      20,500
                                                                       ------                      ------
Interest expense
  Interest on deposits                                                 10,677                       8,836
  Interest on short-term borrowing                                        657                         232
  Interest on other borrowing                                             138                         166
                                                                       ------                      ------
        Total interest expense                                         11,472                       9,234
                                                                       ------                      ------
        Net interest income                                            13,070                      11,266

Provision for loan losses                                                 383                         419
                                                                       ------                      ------
        Net interest income after
          provision for loan losses                                    12,687                      10,847
                                                                       ------                      ------

Other income
  Service charges on deposit accounts                                     887                        679
  Other operating income                                                  728                        676
  Net security gain (loss)                                                 (6)                       (18)
                                                                       ------                     ------
                                                                        1,609                      1,337
                                                                       ------                     ------
Other expenses
  Salaries and employee benefits                                        4,557                     3,906
  Other operating expense                                               3,761                     3,303
                                                                       ------                    ------
                                                                        8,318                     7,209
                                                                        -----                    ------
 Income before income taxes                                             5,978                     4,975

Income taxes                                                            1,831                     1,549
                                                                       ------                    ------
  NET INCOME                                                          $ 4,147                   $ 3,426
                                                                       ======                    ======
EARNINGS PER SHARE                                                        .55                       .49

     See accompanying notes to unaudited consolidated financial statements.

                        F & M BANCORPORATION, INC. AND
                          SUBSIDIARIES CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                            1997              1996
                                                                                         ---------        ---------
Increase (decrease) in cash and cash equivalents:
       Cash flows from operating activities:
         Net income                                                                      $   4,147         $  3,426
         Adjustments to reconcile net income to net cash
           provided by operating activities:
              Provision for depreciation and net amortization                                  716              618
              Provision for loan losses                                                        383              419
              Loss on sale of investment securities                                              6               18
              Increase in other assets                                                      (1,476)            (968)
              Gain on sale of equipment                                                          0              (38)
              Increase (decrease) in other liabilities                                       1,950             (201)
              Provision for other real estate losses                                             2               12
              Gain on sale of other real estate                                                 21               (9)
              Minority interest                                                                  0                4
                                                                                           -------          -------
       Net cash provided by operating activities                                             5,749            3,281
                                                                                           -------          -------

       Cash flows from investing activities:
              Proceeds from sale of investment securities
                available for sale                                                               0            1,040
              Proceeds from maturities of investment
                securities available for sale                                               10,555           12,994
              Purchase of investment securities
                available for sale                                                         (10,285)         (16,489)
              Proceeds from maturities of investment
                securities held to maturity                                                    428            1,659
              Purchase of investment securities
                held to maturity                                                            (2,266)          (1,773)
              Net increase in loans                                                        (32,536)         (19,613)
              Capital expenditures                                                            (604)          (1,134)
              Proceeds from sale of equipment                                                    0              230
              Proceeds from sale of other real estate                                          420              222
              Payment for purchase of stock of
                subsidiary banks, net of cash received                                       9,101            2,736
                                                                                          --------         --------
     Net cash used in investing activities                                                 (25,187)         (20,128)
                                                                                          --------         --------

       Cash flows from financing activities:
              Net decrease in deposits                                                     (16,795)          (6,551)
              Net increase in short-term borrowings                                         18,268           15,523
              Dividends paid                                                                (1,485)          (1,256)
              Net increase (decrease) in other borrowings                                    7,283           (5,959)
              Net proceeds options exercised                                                    56                0
                                                                                          --------          -------
    Net cash provided by financing activities                                                7,327            1,757
                                                                                          --------          -------

Net decrease in cash and cash equivalents                                                  (12,111)         (15,090)
Cash and cash equivalents at beginning of period                                            62,830           62,966
                                                                                          --------         --------
Cash and cash equivalents at end of period                                                $ 50,719         $ 47,876
                                                                                          ========         ========

          See accompanying notes to unaudited consolidated financial statements.

                 F & M BANCORPORATION, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles
for interim financial information.   Accordingly, they do not include all of
the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisition of Community State Bank, acquired on June 28, 1996. This transaction has been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, East Troy Bancshares, acquired on January 10, 1997, and Green County Bank, acquired on February 27, 1997, accounted for as pooling of interests, were not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions of the TCF office in Little Chute, acquired April 26, 1996, and the Bradley Bank, acquired May 10, 1996, were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 10, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE B - INVESTMENT SECURITIES

       Carrying amounts and market values of investment securities held to maturity at March 31, 1997 are as follows:

                                                                                Carrying     Market
                                                                                 Amount      Value
                                                                                --------    -------
                                                                                   (in thousands)
Exempt obligations of states and political subdivisions                        $104,427     $106,124
                                                                               ========     ========


NOTE C - LOANS

       At March 31, 1997, loans are as follows:
                                (in thousands)

Commercial and industrial                                                                   $179,540
Agricultural                                                                                  51,870
Real estate construction                                                                      36,249
Real estate mortgage                                                                         616,471
Installment and other consumer                                                                77,725
                                                                                             -------
                                                                                             961,855
Less allowance for loan losses                                                               (11,783)
                                                                                             -------
       Net loans                                                                            $950,072
                                                                                            ========

NOTE D - EARNINGS PER SHARE OF COMMON STOCK

       Earnings per share of common stock are based on weighted average number of common shares outstanding of 7,606,051 and 6,973,051 for the three months ended March 31, 1997 and 1996.

NOTE E - NON-PERFORMING ASSETS

       The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at March 31, 1997:

(in thousands)

Non-accrual loans                  $10,832           1.13%
Loans past due 90 days or more         100           0.01
Restructured loans                       0           0.00
                                    ------           ----
Total non-performing loans          10,932           1.14

Other real estate owned              2,200           0.23
                                    ------           ----
Total non-performing assets        $13,132           1.37%
                                   =======           ====


NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

       The following table summarizes loan balances at March 31, 1997; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:

(in thousands)

Average balance of loans for period          $947,157
                                             ========

Allowance for loan losses at
  beginning of period                          10,602

Loans charged off
  Commercial and Industrial                        86
  Real Estate - Mortgage                           65
  Installments and Other Consumer Loans           134
                                                -----

  Total charge offs                               285

Recoveries on loans previously
  charged off
  Commercial and Industrial                        14
  Real Estate - Mortgage                           74
  Installment and Other Consumer Loans             20
                                                -----
  Total recoveries                                108

Net loans charged off                             177

Provisions for loan losses of banks
       acquired at date of acquisition            975

Provisions for loan
  losses                                          383
                                                -----
Allowance for loan losses
  at end of period                            $11,783
                                              =======

Ratio of net charge offs
  during period to average
  loans outstanding (annualized)                 0.08%
Allowance for loan
  losses to total loans                          1.23%

NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

       The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at March 31, 1997:


                                                     Percent
                                                     of loans
                                         Amount of   in each
                                         reserve     category
                                         for loan    to total
(in thousands)                            losses      loans
------------------------------------------------------------
Commercial,
industrial, and
agricultural                              $ 4,829       24.0%
Real estate -
construction                                  248        3.8
Real estate - mortgage                      4,412       64.1
Installment and other
consumer loans                              2,294        8.1
                                           ------      -----
                                          $11,783      100.0%
                                          =======      =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

       The following discussion and analysis provides information regarding
F & M Bancorporation, Inc.'s (the "Company") results of operations for the three months ended March 31, 1997 and 1996 and financial condition at March 31, 1997. These statements have been restated to reflect the acquisition of Community State Bank ("Community"), acquired on June 28, 1996. This transaction has been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, East Troy Bancshares, acquired on January 10, 1997 and Green County Bank, acquired on February 27, 1997, accounted for as pooling of interests, were not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of TCF office in Little Chute, acquired April 26, 1996, and Bradley Bank, acquired May 10, 1996, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 10, 1996.

       The Company has announced three pending acquisitions which, if consummated, would affect the Company's future operations. In April 1997, the Company announced that it had entered into a letter of intent to acquire Clear Lake Bancorp Inc., Clear Lake, Wisconsin, a holding company of the Landmark Bank, which has offices in Clear Lake, Amery and two offices in Hudson, with total assets of approximately $35 million. A definitive agreement was signed in March 1997 to acquire Wisconsin Ban Corp, the holding company of Prairie City Bank ("PCB"), with five offices in southwest Wisconsin. In February 1997, F&M announced the execution of a definitive agreement providing for the acquisition of Citizens National Bancorporation, Inc. ("CNB"), the holding company of Citizens National Bank of Darlington ("Darlington Bank").
Darlington Bank has two offices, in Darlington and Hazel Green (in southwest Wisconsin). The Company intends to account for the pending acquisitions using the pooling of interests method of accounting. The Company expects these acquisitions to be consummated in the second and third quarters of 1997.

       Discussions in this Management's Discussion and analysis that are not statements of historical fact (including statements which include terms such as "believe", "expect", "anticipate", "will" or "may") are forward-looking statements that involve risks and uncertainties, and the Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, changes in prevailing interest rates, needs for technological change, and other factors, including those described in this Management's Discussion and analysis and elsewhere in this report.

RESULTS OF OPERATIONS

   For the three months ended March 31, 1997, net income increased $721,000, or 21.1%, to $4.1 million from $3.4 million in the first quarter of 1996. The annualized return on average assets was 1.34% for the first quarter of 1997 compared with 1.34% for the first quarter of 1996. Returns on average stockholders' equity on an annualized basis for the first quarters of 1997 and 1996 were 14.57% and 14.24%, respectively.

Net Interest Income

   Net interest income for the three months ended March 31, 1997 increased 1.8 million, or 16.0%, to $13.1 million from $11.3 million in the first quarter of 1996. Total interest income for the first quarter of 1997 increased $4.0 million, or 19.7%, to $24.5 million from $20.5 million in the first quarter of 1996. Interest expense increased $2.2 million, or 24.2%, to $13.1 million in the first quarter of 1997 from $9.2 million in the first quarter of 1996.

   Increased net interest income for the three month period is attributable to the increase in asset volume due to the Company's internal growth, acquisitions, and relative stability of the Company's net interest margin. Total interest income increased for the three month period in 1997 compared to the same period last year as a result of an increase in interest and fees on loans due to increased loan activity, acquisitions, and generally stable interest rates, while total interest expense increased for the three month period in 1997 compared to 1996 as a result of increased levels of deposits primarily due to acquisitions.

Provision for Loan Losses

       The provision for loan losses for the three months ended March 31, 1997 had a slight decrease of $36,000, or 8.5%, to $383,000 from $419,000 in the first quarter of 1996. Despite this decrease in the provision for loan losses the Company was able to maintain the loan loss reserve as a percentage of loans at 1.23%. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

       The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for the three months ended March 31, 1997 increased $272,000, or 20.4%, to $1.6 million from $1.3 million in the first quarter of 1996. The increase was due principally to increases in service charges and other fee income, offset by small securities losses. The increase was also attributable to the acquisitions in which prior period information was not restated.

Non-Interest Expense

       Non-interest expense for the three months ended March 31, 1997 increased $1.1 million, or 15.4%, to $8.3 million from $7.2 million in the first quarter of 1996. This increase was primarily due to the acquisitions in 1996 and 1997, resulting from both the cost of the acquisitions and increase from those with respect for which prior periods were not restated (additional staffing, occupancy expense, etc.), and the normal increases in salaries and employee benefits.

       The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.16% in the first quarter of 1997 compared with 2.29% in the first quarter of 1996. The decrease in this ratio in the first quarter of 1997 was the result of the factors set forth above.

Provision for Income Taxes

       The Company's provision for income taxes for the three months ended March 31, 1997 increased $283,000, or 18.3%, to $1.8 million from $1.5 million in the first quarter of 1996. The increase in income tax provision was principally due to increased taxable income.

Net Income

       Net income for the first quarter of 1997 increased by $721,000, or 21.1% to $4.1 million from $3.4 million in the same period for 1996.

       Net income per common share was $0.55 for the first quarter of 1997 compared with $0.49 in the first quarter of 1996 an increase of 12.2%. Although the Company adopted a stock option plan in 1993, as of March 31, 1997, fully diluted earnings per share are equal to the stated earnings per share numbers.

FINANCIAL CONDITION

Loan Portfolio

       At March 31, 1997, total loans increased $97.2 million, or 11.2%, to $961.9 million from $864.7 million at December 31, 1996. The loan mix in the Company's portfolio at March 31, 1997 did not change in any material respect compared with December 31, 1996. Approximately 66 million in loans or 68% of the first quarter's growth resulted from acquisitions in which the Company did not restate its prior financial statements and the remaining balance resulted primarily from steady loan demand spread throughout the Company's subsidiary banks.

Non-Performing Assets

       Maintaining excellent credit quality continues to be a priority for the Company. At March 31, 1997, non-performing assets amounted to $13.1 million, compared to $12.3 million at December 31, 1996. Non-performing loans at March 31, 1997 were $10.8 million, or 1.12% of total loans, compared to $10.5 million at December 31, 1996. Other real estate owned ("OREO") at March 31, 1997 was $2.2 million as compared to $1.8 million at December 31, 1996. The ratio of non-performing assets to total loans at March 31, 1997 was 1.35%. Management continues to work at reducing the level of non-performing assets. Non-performing assets increased in 1996 and the first three months of 1997 because of acquisitions and developments with respect to a number of separate loans, in different locations and industries. Management does not believe that there is any common reason or general trend which accounts for the increase (or that it necessarily is an indication of expected future developments).
However, particularly in view of the developments, management continues to take an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

Summary of Loan Loss Experience

       For the first three months of 1997, total charge-offs were $285,000 and total recoveries were $108,000. The annualized ratio of net charge-offs to average loans outstanding for the three months ended March 31, 1997 was 0.08%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

       At both March 31, 1997 and December 31, 1996, the allowance for loan losses as a percentage of total loans was 1.23%. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.

Investment Portfolio

       At March 31, 1997, the investment portfolio increased $13.6 million, or 6.6%, to $219.9 million from $206.2 million at December 31, 1996. At March 31, 1997 and December 31, 1996, the investment portfolio represented 17.3% and 17.6% of total assets, respectively.

Deposits

       Total deposits at March 31, 1997 increased $57.9 million, or 5.8%, to $1.064 billion from $1.006 billion at December 31, 1996. Interest-bearing deposits at March 31, 1997 increased $68.2 million, or 7.9%, to $936 million from $868 million at December 31, 1996. The increase in deposits is attributable to the two acquisitions in the first quarter of 1997 representing approximately 75 million offset by internal decrease in deposits of approximately 15 million. Historically, deposits have typically increased at year end and then gradually returned to prior levels, resulting in a typical first quarter decrease in deposits.

Borrowings

       Short-term borrowings at March 31, 1997 were $59.6 million, as compared to $41.3 million at December 31, 1996. Short-term borrowings consist primarily of federal funds purchased. The Company has used short-term borrowings to assist in funding its increasing loan demand. Management has taken steps to monitor short-term borrowings and is comfortable with the current level.

       Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of March 31, 1997. These borrowings are secured by pledges of mortgage loans, and totaled $18.1 million at March 31, 1997, compared to $9.8 million at December 31, 1996. These FHLB borrowings had original maturities of three months to nine years at March 31, 1997.

CAPITAL ADEQUACY

       During the three months ended March 31, 1997, stockholders' equity increased $13.6 million due to net income of $4.1 million in the first quarter and the acquisitions of East Troy and Brodhead, offset by dividends paid to stockholders and a slight decrease due to the effect of FASB 115 resulting from the increased net unrealized loss on securities available for sale. At March 31, 1997, the Company's risk-based Tier 1 capital ratio was 11.73%. The total risk-based capital ratio was 12.96% and the leverage ratio was 8.96%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.18% at March 31, 1997, compared with 9.40% at March 31, 1996.

       F & M's common stock dividend payout ratio was 35.8% in the first three months of 1997 as compared to 31.3% in the comparable 1996 period. These numbers do not include the dividends historically paid by Community, Monycor, Brodhead and East Troy prior to their acquisitions by the Company.

   At March 31, 1997, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

       During the first quarter the Company incurred minimal capital expenditures for replacement and renovation of facilities. The Company to date has not committed to any major commitments to build or purchase in 1997, but also expects to finance any such expenditures through earnings and existing capital resources.

LIQUIDITY

       As shown in the Company's Consolidated Statements of Cash Flows for the three months ended March 31, 1997, cash and cash equivalents decreased by $12.1 million during the period to $50.7 million at March 31, 1997. The decrease primarily reflected $5.8 million in net cash provided by operating activities and $7.3 million in net cash provided by financing activities, offset by $25.2 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected an increase in short-term and other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures offset by net cash received in acquisitions for which prior periods were not restated.

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

       SFAS No. 123 (Accounting for Stock-Based Compensation) was issued by FASB in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages a "fair value- based method" of accounting for stock-based compensation plans. Upon adoption of SFAS No. 123, the Company will be required to disclose in the notes to the financial statements the difference between the "fair value method" and the "intrinsic value method" as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25 on the Company's financial statements. SFAS No. 123 was adopted as of January 1, 1996, and did not have a significant impact on the Company's financial condition or results of operations.

       The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996, SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                         PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company's shareholders on April 22, 1997, pursuant to Proposal 1 (the only matter voted upon), management's nominees named below were elected as directors, of the class whose term expires in the year 2000, by the indicated votes cast for and withheld with respect to each nominee. Of the 5,681,858 shares of Common Stock which were represented at the meeting, the shares voting were voted for the election of each of management's nominees as follows:

         Name of Nominee          FOR               WITHHELD
         ---------------          ---               --------
         John W. Johnson          5,666,164         15,694
         Gary A. Lichtenberg      5,668,349         13,509
         Duane G. Peppler         5,669,688         12,170
         Joseph F. Walsh          5,647,736         34,122

There were no abstentions or broker non-votes with respect to the election of directors. In addition to the directors elected at the meeting, the Company's continuing directors are Otto L. Cox, Paul J. Hernke, Gail E. Janssen, Douglas A. Martin, Robert C. Safford and Glenn Schilling.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:  See Exhibit Index, which follows the signature page hereof.

    (b)  Reports on Form 8-K:

         The Registrant filed one report on Form 8-K during the first quarter of fiscal 1997. The Report on Form 8-K, dated January 10, 1997, related to the Registrant's acquisition of East Troy Bancshares, Inc. ("ETB") on that date. Because of the relative size of the Company and ETB, the report did not include historical financial statements of ETB or pro forma financial statements of the Company.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          F&M BANCORPORATION, INC.

                                          (Registrant)


Date: May 14, 1997                        /s/ Gail E. Janssen
                                          -------------------------------------
                                          Gail E. Janssen
                                          Chairman and Chief Executive Officer


Date: May 14, 1997                        /s/ Daniel E. Voet
                                          -------------------------------------
                                          Daniel E. Voet
                                          Chief Financial Officer and Treasurer

                                EXHIBIT INDEX

                          F & M BANCORPORATION, INC.

                  Form 10-Q for Quarter Ended March 31, 1997




  Exhibit No.                   Description
  -----------                   -----------

      27                       Financial Data Schedule