Form 10-Q
period 1997-06-30
F&M BANCORPORATION INC
filed 1997-08-14
CIK 793049

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                              --------------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   ---------------------

Commission file number      0-14553
                      ------------------------------------------------------

                         F & M Bancorporation, Inc.
------------------------------------------------------------------------------
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

                               (920) 766-1717
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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
Yes   X    No
     ---      ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 11, 1997.

     $1.00 par value common
     9,006,030 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES
                           --------------------------

                                     INDEX
                                     -----


                                                             Page
                                                            Number
                                                            ------
PART I. FINANCIAL INFORMATION:
----------------------------------
Item l.   Financial Statements                                 3

          Condensed Consolidated Balance Sheets
            as of June 30, 1997 and December 31,
            1996 (Unaudited)                                   4

          Condensed Consolidated Statements of Earnings
            for the six months ended June 30, 1997
            and 1996 (Unaudited)                               5

          Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1997
            and 1996 (Unaudited)                               6

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                             7

Item 2.   Managements Discussion and Analysis of Financial
          Condition and Results of Operations                 10

Item 3.   Quantitative and
          Qualitative Disclosure about Market Risk            15

PART II.  OTHER INFORMATION
---------------------------


Item 6. Exhibits and Reports on Form 8-K                      16

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

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                        June 30,        December 31,
                                                           1997             1996
                                                           ----             ----
ASSETS
Cash and cash equivalents                              $   46,973       $   46,894
Investment securities (Note B)
 Held to maturity                                         112,623           95,030
 Available for sale - stated at fair value                159,824          135,654
Federal funds sold                                         11,183           21,146
Loans (Note C)                                          1,067,688          921,508
 Less:  Allowance for loan losses                         (13,090)         (11,447)
                                                       ----------         ---------
                   Net loans                            1,054,598          910,061

Bank premises and equipment, net                           29,442           28,596
Other real estate                                           1,860            1,842
Other assets                                               23,567           21,583
                                                       ----------       ----------
         TOTAL ASSETS                                  $1,440,070       $1,260,806
                                                       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
  Non-interest bearing                                   $153,529         $145,941
  Interest bearing                                      1,013,926          929,297
                                                       ----------       ----------
                   Total deposits                       1,167,455        1,075,238

 Short-term borrowing                                      76,908           42,048
 Other borrowings                                          53,380           18,194
 Accrued expenses and other liabilities                    12,599           12,296
                                                       ----------       ----------
                   Total liabilities                    1,310,342        1,147,776



Shareholders' Equity
 Common stock - $1 par value:
   Authorized - 20,000,000 shares
   Issued - 9,040,625 and
            7,595,790 shares, respectively                 9,041            7,596
 Capital surplus                                          83,385           59,085
 Retained earnings                                        38,502           47,488
 Net unrealized loss on securities available for sale       (609)            (478)
 Less-Common stock held in treasury at cost-
   34,595 shares and 39,000 shares, respectively            (591)            (661)
                                                       ---------       ----------
                   Total shareholders' equity            129,728          113,030
                                                       ---------       ----------
         Total liabilities and shareholders' equity   $1,440,070       $1,260,806
                                                      ==========       ==========

     See accompanying notes to unaudited consolidated financial statements.


                  F & M BANCORPORATION, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)






                                                       Three months ended       Six months ended
                                                             June 30,                June 30,
                                                         1997        1996        1997        1996
                                                       -------     -------      -------    -------
Interest income
  Interest and fees on loans                           $24,079     $19,064      $46,498    $37,125
  Interest on investment securities
    Taxable                                              2,160       2,295        4,113      4,668
    Exempt from federal tax                              1,525       1,200        3,020      2,290
  Other interest income                                    255         313          565        855
                                                       -------      ------      -------    -------
      Total interest income                             28,019      22,872       54,196     44,938
                                                       -------      ------      -------    -------
Interest expense
  Interest on deposits                                  11,581       9,648       22,980     19,169
  Interest on short-term borrowing                         941         455        1,614        691
  Interest on other borrowing                              603         229          849        448
                                                       -------      ------      -------    -------

      Total interest expense                            13,125      10,332       25,443     20,308
                                                       -------      ------      -------    -------

      Net interest income                               14,894      12,540       28,753     24,630
      Provision for loan losses                            872         416        1,256        850
                                                       -------      ------      -------    -------

      Net interest income after
        provision for loan losses                       14,022      12,124       27,497     23,780
                                                       -------      ------      -------    -------


Other income
  Service charges on deposit accounts                    1,052         785        1,972      1,499
  Other operating income                                 1,050         620        1,851      1,359
  Net securities gain (loss)                                75          (6)          69        (25)
                                                       -------      ------      -------    -------
                                                         2,177       1,399        3,892      2,833
                                                       -------      ------      -------    -------


Other expenses
  Salaries and employee benefits                         5,188       4,190       10,067      8,387
  Other operating expense                                4,258       3,737        8,286      7,294
                                                       -------      ------      -------    -------
                                                         9,446       7,927       18,353     15,681
                                                       -------      ------      -------    -------


Income before income taxes                               6,753       5,596       13,036     10,932

Income taxes                                             2,108       1,968        3,985      3,542
                                                       -------      ------      -------    -------
  NET INCOME                                           $ 4,645     $ 3,628      $ 9,051    $ 7,390
                                                       =======     =======      =======    =======


EARNINGS PER SHARE                                     $  0.52     $  0.44      $  1.01    $  0.89

          See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                     Six months ended
                                                                         June 30,
                                                                    1997             1996
                                                                    ----             ----
Increase (decrease) in cash and cash equivalents:
    Cash flows from operating activities:
     Net income                                                   $9,051           $7,390
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for depreciation and net amortization              1,529            1,265
      Provision for loan losses                                    1,256              850
      Loss on sale of investment securities                          (69)              25
      Increase in other assets                                    (1,716)          (2,093)
      Gain on sale of equipment                                     (267)             (48)
      Increase (decrease) in other liabilities                      (237)          (2,625)
      Provision for other real estate losses                          11               40
      Gain on sale of other real estate                              (58)             (20)
      Minority interest                                                0                8
                                                                 -------          -------
    Net cash provided by operating activities                      9,500            4,792
                                                                 -------          -------

    Cash flows from investing activities:
      Proceeds from sale of investment securities
        available for sale                                           256            1,091
      Proceeds from maturities of investment
        securities available for sale                             22,726           32,102
      Purchase of investment securities
        available for sale                                       (48,962)         (22,069)
      Proceeds from maturities of investment
        securities held to maturity                                4,670            3,889
      Purchase of investment securities
        held to maturity                                          (8,395)         (15,514)
      Net increase in loans (32,536) (56,800)                    (82,039)         (56,800)
      Capital expenditures (604) (4,272)                          (1,358)          (4,272)
      Proceeds from sale of equipment                                322              240
      Proceeds from sale of other real estate                        912              290
      Payment for purchase of stock of
        subsidiary banks, net of cash received                     9,101             (350)
                                                                 -------          -------
    Net cash used in investing activities                       (102,767)         (61,393)
                                                                 -------          -------
    Cash flows from financing activities:
      Net increase in deposits                                    17,517           19,338
      Net increase in short-term borrowings                       34,861           28,862
      Dividends paid                                              (3,247)          (2,536)
      Net increase (decrease) in other borrowings                 34,185          (10,835)
      Net proceeds options exercised                                  67              101
                                                                 -------          -------
  Net cash provided by financing activities                       83,383           34,930
                                                                 -------          -------

Net decrease in cash and cash equivalents                         (9,884)         (21,671)
Cash and cash equivalents at beginning of period                  68,040           67,876
                                                                 -------          -------
Cash and cash equivalents at end of period                       $58,156          $46,205
                                                                 =======          =======

     See accompanying notes to unaudited consolidated financial statements.
                                      -6-

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles
for interim financial information.   Accordingly, they do not include all of
the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisition of Community State Bank, acquired on June 28, 1996 and Wisconsin Ban Corp., acquired on May 30, 1997. These transactions have been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, East Troy Bancshares, acquired on January 10, 1997, and Green County Bank, acquired on February 27, 1997, accounted for as pooling of interests, were not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions of the TCF office in Little Chute, acquired April 26, 1996, and the Bradley Bank, acquired May 10, 1996, were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 10, 1996 and June 9, 1997. Information as to the number of shares outstanding has not been adjusted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE B - INVESTMENT SECURITIES

     Carrying amounts and market values of investment securities held to maturity at June 30, 1997 are as follows:

                                                        Carrying     Market
                                                         Amount      Value
                                                         ------      -----
                                                           (in thousands)
Exempt obligations of states and political subdivisions  $112,623     $115,639
                                                         ========     ========


NOTE C - LOANS

     At June 30, 1997, loans are as follows:
                                 (in thousands)


Commercial and industrial                      $  199,925
Agricultural                                       61,336
Real estate construction                           36,707
Real estate mortgage                              682,183
Installment and other consumer                     87,537
                                               ----------
                                                1,067,688
Less allowance for loan losses                    (13,090)
                                               ----------
    Net loans                                  $1,054,598
                                               ==========


NOTE D - EARNINGS PER SHARE OF COMMON STOCK

     Earnings per share of common stock are based on weighted average number of common shares outstanding of 9,005,812 and 8,311,457 for the three months ended June 30, 1997 and 1996 and 9,004,745 and 8,309,818 for the six months ended June 30, 1997 and 1996, respectively.

NOTE E - NON-PERFORMING ASSETS

     The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at June 30, 1997:



(in thousands)
Non-accrual loans                             $9,766         0.91%
Loans past due 90 days or more                    73         0.01
Restructured loans                               534         0.05
                                              ------         ----

Total non-performing loans                    10,373         0.97

Other real estate owned                        1,860         0.18
                                              ------         ----

Total non-performing assets                  $12,233         1.15%
                                              ======         ====



NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at June 30, 1997; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:


(in thousands)
Average balance of loans year to date                  $1,025,915
                                                       ==========

Allowance for loan losses at
beginning of period                                        11,447

Loans charged off
 Commercial and Industrial                                    295
 Real Estate - Mortgage                                       150
 Installments and Other Consumer Loans                        324
                                                       ----------

 Total charge offs                                            769

Recoveries on loans previously
 charged off
 Commercial and Industrial                                     47
 Real Estate - Mortgage                                        82
 Installment and Other Consumer Loans                          62
                                                          -------

 Total recoveries                                             191

Net loans charged off                                         578

Provisions for loan losses of banks
    acquired at date of acquisition                           965

Provisions for loan
 losses                                                     1,256
                                                            -----
Allowance for loan losses
 at end of period                                         $13,090
                                                          =======

Ratio of net charge offs
 during period to average
 loans outstanding (annualized)                              0.11%
Allowance for loan
 losses to total loans                                       1.23%

NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at June 30, 1997:




                                                      Percent
                                                      of loans
                                         Amount of     in each
                                           reserve    category
                                          for loan    to total
             (in thousands)                losses      loans
             -------------------------------------------------
             Commercial,
             industrial, and
             agricultural                 $ 5,365       24.5%
             Real estate -
             construction                     276        3.4
             Real estate - mortgage         4,901       63.9
             Installment and other
             consumer loans                 2,548        8.2
                                          -------      ------
                                          $13,090      100.0%
                                          =======      ======

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL

     The following discussion and analysis provides information regarding
F & M Bancorporation, Inc.'s (the "Company") results of operations for the three and six months ended June 30, 1997 and 1996 and financial condition at June 30, 1997. These statements have been restated to reflect the acquisition of Community State Bank ("Community"), acquired on June 28, 1996 and Prairie City Bank acquired on May 30, 1997. These transactions have been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, East Troy Bancshares, acquired on January 10, 1997 and Green County Bank, acquired on February 27, 1997, accounted for as pooling of interests, were not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of TCF office in Little Chute, acquired April 26, 1996, and Bradley Bank, acquired May 10, 1996, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividends, paid to shareholders on June 10, 1996 and June 9, 1997. Information as to the number of shares outstanding has not been adjusted.

     The Company has announced two pending acquisition which, if consummated, would affect the Company's future operations. In June 1997, the Company announced that it had entered into a letter of intent to acquire Sentry Bancorp. Inc., Dundas, Minnesota, a holding company of the Cannon Valley Bank, which has an offices in Dundas, with total assets of approximately $25 million. The company intends to account for this pending acquisition using the purchase method of accounting. A definitive agreement was signed with Security Bank, S.S.B., in June 1997 for the Company to purchase its branch located in Antigo, Wisconsin. In the transaction, F&M will acquire approximately $35 million of deposits of the Antigo office, the building and fixed assets. The company expects to account for this acquisition using the purchase method of accounting. Consummation of these acquisitions is expected in the third and forth quarters of 1997.

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

SUBSEQUENT EVENTS
     On August 12, 1997 the Company acquired 100% of the outstanding shares of Clear Lake Bancorp Inc., Clear Lake, Wisconsin, a holding company of the Landmark Bank, which has offices in Clear Lake, Amery, and two offices in Hudson, with total assets of approximately $35 million. The Company issued 161,040 shares of Common Stock in the transaction. On August 14, 1997 the Company is scheduled to acquired 100% of the outstanding shares of Citizens National Bancorporation, Inc. the holding company of Citizens National Bank of Darlington ("Darlington Bank"). Darlington Bank has two offices, in Darlington and Hazel Green (in southwest Wisconsin), with total assets of $75 million.
The Company intends to account for these acquisitions using the pooling of interests method of accounting.

RESULTS OF OPERATIONS

     For the three months ended June 30, 1997, net income increased $1.0 million, or 28.0%, to $4.6 million from $3.6 million in the second quarter of 1996. The annualized return on average assets was 1.34% for the second quarter of 1997 compared with 1.27% for the second quarter of 1996. Returns on average stockholders' equity on an annualized basis for the second quarters of 1997 and 1996 were 14.57% and 13.73%, respectively.

     For the six months ended June 30, 1997, net income increased $1.7 million, or 22.5%, to $9.1 million from $7.4 million in the first half of 1996. The annualized return on average assets was 1.33% for the six months ended June 30, 1997 compared with 1.32% for the first half of 1996. Return on average stockholders' equity on an annualized basis for the six months ended June 30, 1997 and 1996 were 14.55% and 14.11%, respectively.

Net Interest Income

     Net interest income for the three months ended June 30, 1997 increased $2.4 million, or 18.8%, to $14.9 million from $12.5 million in the second quarter of 1996. Total interest income for the second quarter of 1997 increased $5.1 million, or 22.5%, to $28.0 million from $22.9 million in the second quarter of 1996. Interest expense increased $2.8 million, or 27.0%, to $13.1 million in the second quarter of 1997 from $10.3 million in the second quarter of 1996.

     Net interest income for the six months ended June 30, 1997 increased $4.1 million, or 16.7%, to $28.8 million from $24.6 million in the first half of 1996. Total interest income for the six months ended June 30, 1997 increased $9.3 million, or 20.6%, to $54.2 million from $44.9 million in the first half of 1996, while interest expense increased $5.1 million, or 25.3%, to $25.4 million in the six months ended June 30, 1997 from $20.3 million in 1996.

     Increased net interest income for the three and six month periods is attributable to the increase in asset volume due to the Company's internal growth, acquisitions, and relative stability of the Company's net interest margin. Total interest income increased for the three and six month period in 1997 compared to the same periods last year as a result of an increase in interest and fees on loans due to increased loan activity, acquisitions, and generally stable interest rates, while total interest expense increased for the three and six month periods in 1997 compared to 1996 as a result of increased levels of deposits primarily due to acquisitions.

Provision for Loan Losses

     The provision for loan losses for the three months ended June 30, 1997 increased $456,000, or 109.6%, to $872,000 from $416,000 in the second quarter of 1996. The provision for loan losses for the six months ended June 30, 1996 was $1.3 million, a 47.7% increase from $850,000 for the six months ended June 30, 1996. This increase in the provision for the first six months was due mainly to increased charge offs and an increase in the loan portfolio. Despite the increase in charge offs and the increase in the loan portfolio for the first six months the Company was able to maintain the loan loss reserve as a percentage of loans at 1.23% due to an increased provision and recovery activity. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

     The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for the three months ended June 30, 1997 increased $778,000, or 55.6%, to $2.2 million from $1.4 million in the second quarter of 1996. Non-interest income for the six months ended June 30, 1997 increased $1.1 million, or 37.4%, to $3.9 million. The increase was due principally to increases in service charges, other fee income and security gains. Increases for both the three and six month periods were due primarily to increases in service charges, other fee income, resulting from increase customer activity and the acquisitions in which prior period information was not restated.

Non-Interest Expense

     Non-interest expense for the three months ended June 30 1997 increased $1.5 million, or 19.2%, to $9.5 million from $7.9 million in the second quarter of 1996. Non-interest expense for the six months ended June 30, 1997 increased $2.7 million, or 17.0% to $18.4 million from $15.7 million in the first half of
the year.   The increase was primarily due to the acquisitions in 1996 and
1997, resulting from both the cost of the acquisitions and increase from those with respect for which prior periods were not restated (additional staffing, occupancy expense, etc.), and the normal increases in salaries and employee benefits.

     The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.14% in the first half of 1997 compared with 2.25% in the first half of 1996. The decrease in this ratio in the first half of 1997 was the result of the factors set forth above.

Provision for Income Taxes

     The Company's provision for income taxes for the three months ended June 30, 1997 increased $140,000, or 7.1%, to $2.1 million from $2.0 million in the second quarter of 1996. The increase in income tax provision was principally due to increased taxable income.

     The provision for income taxes for the six months ended June 30, 1997 increased $443,000 , or 12.5% to $4.0 million from $3.5 million in 1996. The increase in income tax provision was principally due to increased taxable income.

Net Income

     Net income for the first quarter of 1997 increased by $1.0 million, or 28.0% to $4.6 million from $3.6 million in the same period for 1996. Net income for the first half of 1997 increased by $1.7 million, or 22.5%, to $9.1 million from $7.4 million in the first half of 1996.

     Net income per common share was $0.52 for the second quarter of 1997 compared with $0.44 in the second quarter of 1996 an increase of 18.2%. Although the Company adopted a stock option plan in 1993, as of June 30, 1997, fully diluted earnings per share are equal to the stated earnings per share numbers. The increase in shares outstanding resulted primarily from acquisitions for which prior period financial statements were not restated.

     Net income per share was $1.01 for the first half of 1997, compared with $0.89 in the same period for 1996, an increase of 13.5%. As of June 30, 1997, fully diluted earnings per share are equal to the stated earnings per share numbers.

FINANCIAL CONDITION

Loan Portfolio

     At June 30, 1997, total loans increased $146.2 million, or 15.9%, to $1.068 billion from $921.5 million at December 31, 1996. The loan mix in the Company's portfolio at June 30, 1997 did not change in any material respect compared with December 31, 1996. Approximately $66 million in loans, or 45% of the first half of the year's growth, resulted from acquisitions in which the Company did not restate its prior financial statements and the remaining balance resulted primarily from loan demand spread throughout the Company's subsidiary banks.

Non-Performing Assets

     Maintaining excellent credit quality continues to be a priority for the Company. At June 30, 1997, non-performing assets amounted to $12.2 million, compared to $12.8 million at December 31, 1996. Non-performing loans at June 30, 1997 were $10.4 million, or 0.97% of total loans, compared to $11.0 million at December 31, 1996. Other real estate owned ("OREO") at June 30, 1997 was $1.7 million as compared to $1.8 million at December 31, 1996. The ratio of non-performing assets to total loans at June 30, 1997 was 1.15%. Management continues to work at reducing the level of non-performing assets. Non-performing assets increased in 1996 because of acquisitions and developments with respect to a number of separate loans, in different locations and industries, and decreased slightly in the first half of 1997 due to write-offs, and improvements in repayments of non-performing loans offset by non-performing loans of banks acquired in 1997 for which prior periods were not restated. Management does not believe that there is any common reason or general trend which accounts for the increase (or that it necessarily is an indication of expected future developments). However, particularly in view of the developments, management continues to take an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

Summary of Loan Loss Experience

     For the first half of 1997, total charge-offs were $769,000 and total recoveries were $191,000. The annualized ratio of net charge-offs to average loans outstanding for the six months ended June 30, 1997 was 0.11%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

     At both June 30, 1997 and December 31, 1996, the allowance for loan losses as a percentage of total loans was 1.23%. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.
 .

Investment Portfolio

     At June 30, 1997, the investment portfolio increased $41.8 million, or 18.1%, to $272.4 million from $230.7 million at December 31, 1996. At June 30, 1997 and December 31, 1996, the investment portfolio represented 18.9% and 18.3% of total assets, respectively. Increases in the investment portfolio is primarily attributed to acquisitions that have not been restated and due to the Company's decision to increase the investment portfolio.

Deposits

     Total deposits at June 30, 1997 increased $92.2 million, or 8.6%, to $1.167 billion from $1.075 billion at December 31, 1996. Interest-bearing deposits at June 30, 1997 increased $84.6 million, or 9.1%, to $1.014 billion from $929 million at December 31, 1996. The increase in deposits is primarily attributable to the two acquisitions in the first quarter of 1997 representing approximately 76 million that have not been restated. The Antigo acquisition will result in a cash payment to the Company in consideration of the assumption of deposit liabilities.

Borrowings

     Short-term borrowings at June 30, 1997 were $76.9 million, as compared to $42.0 million at December 31, 1996. Short-term borrowings consist primarily of federal funds purchased. The Company has used short-term borrowings to assist in funding its increasing loan demand. Management has taken steps to monitor short-term borrowings and is comfortable with the current level.

     Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of June 30, 1997. These borrowings are secured by pledges of mortgage loans, and totaled $53.4 million at June 30, 1997, compared to $18.2 million at December 31, 1996. These FHLB borrowings had original maturities of three months to nine years at June 30, 1997.

CAPITAL ADEQUACY

     During the first half of 1997, stockholders' equity increased $16.7 million due to net income of $9.1 million in the first half of 1997 and the acquisitions of East Troy and Brodhead, offset by dividends paid to stockholders and a slight increase due to the effect of FASB 115 resulting from the decreased net unrealized loss on securities available for sale. At June 30, 1997, the Company's risk-based Tier 1 capital ratio was 11.42%. The total risk-based capital ratio was 12.62% and the leverage ratio was 8.93%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.17% at June 30, 1997, compared with 9.32% at June 30, 1996.

     F & M's common stock dividend payout ratio was 32.8% in the first half of 1997 as compared to 29.0% in the comparable 1996 period. These numbers do not include the dividends historically paid by Prairie, Community, Monycor, Brodhead and East Troy prior to their acquisitions by the Company.

     At June 30, 1997, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

     During the first half of the year the Company incurred minimal capital expenditures for replacement and renovation of facilities. The Company to date has not committed to any major commitments to build or purchase in 1997, but also expects to finance any such expenditures through earnings and existing capital resources. The Company expects to finance the cash purchase of Cannon Valley Bank through earnings and existing capital resources.

LIQUIDITY

     As shown in the Company's Consolidated Statements of Cash Flows for the six months ended June 30, 1997, cash and cash equivalents decreased by $9.9 million during the period to $58.2 million at June 30, 1997. The decrease primarily reflected $9.5 million in net cash provided by operating activities and $83.4 million in net cash provided by financing activities, offset by $102.8 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected an increase in short-term and other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures offset by net cash received in acquisitions for which prior periods were not restated.
     The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are investment securities available for sale and other marketable assets maturing within one year. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. The Company can also utilize borrowing capacities if appropriate. Although the percentage of earning assets represented by loans is increasing, management believes that its sources of liquidity are adequate.

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


Item 3. Quantitative and Qualitative Disclosure about Market Risk

        Not Applicable.

                          PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

        (b)  Reports on Form 8-K:

             The Registrant filed one report on Form 8-K during the second quarter of fiscal 1997. The Report, dated May 30, 1997, related to the Registrant's acquisition of Wisconsin Ban Corp. ("WCB") on that date.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        F & M BANCORPORATION, INC.
                                        --------------------------------
                                        (Registrant)




Date  August 13, 1997                   /s/ Daniel E. Voet
      ---------------                   --------------------------------
                                        Daniel E. Voet
                                        Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

                           F & M BANCORPORATION, INC.

                   Form 10-Q for Quarter Ended June 30, 1997



                      Exhibit No.         Description
                      -----------         -----------

                          27       Financial Data Schedule