Form 10-Q
period 1997-09-30
F&M BANCORPORATION INC
filed 1997-11-14
CIK 793049

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------
Commission file number      0-14553

                         F & M Bancorporation, Inc.
           (Exact name of registrant as specified in its charter)

          Wisconsin                                         39-1365327
-----------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                            Identification No.)

   One Bank Avenue,          Kaukauna, Wisconsin                54130
-----------------------------------------------------------------------------
                   (Address of principal executive offices)    (Zip Code)


                                (920) 766-1717
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1997

        $1.00 par value common
        9,749,980 shares

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

            Condensed Consolidated Balance Sheets
              as of September 30, 1997 and December 31,
              1996 (Unaudited)                                                                      4

            Condensed Consolidated Statements of Earnings
              for the nine months ended September 30, 1997
              and 1996 (Unaudited)                                                                  5

            Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1997
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

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                    September 30,    December 31,
                                                                        1997           1996
                                                                    -------------    ------------
ASSETS
Cash and cash equivalents                                             $ 48,717         $ 49,406
Investment securities (Note B)
  Held to maturity                                                     124,957           95,030
  Available for sale - stated at fair value                            173,961          154,942
Federal funds sold                                                      38,168           23,286
Loans (Note C)                                                       1,178,250          970,554
  Less:  Allowance for loan losses                                     (14,633)         (12,319)
                                                                    ----------      -----------
                 Net loans                                           1,163,617          958,235

Bank premises and equipment, net                                        32,737           29,623
Other real estate                                                        1,456            1,842
Other assets                                                            30,108           23,538
                                                                    ----------      -----------
         TOTAL ASSETS                                               $1,613,721       $1,335,902
                                                                    ==========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                              $172,615         $150,849
    Interest bearing                                                 1,160,247          989,522
                                                                    ----------      -----------
                 Total deposits                                      1,332,862        1,140,371

  Short-term borrowing                                                  64,121           42,263
  Other borrowings                                                      56,929           18,194
  Accrued expenses and other liabilities                                14,484           12,869
                                                                    ----------      -----------
                 Total liabilities                                   1,468,396        1,213,697



Shareholders' Equity
  Common stock - $1 par value:
    Authorized - 20,000,000 shares
    Issued - 9,779,130 and
                 8,173,255 shares, respectively                          9,779            8,173
  Capital surplus                                                       85,397           59,452
  Retained earnings                                                     50,773           55,714
  Net unrealized loss on securities available for sale                     (37)            (473)
  Less-Common stock held in treasury at cost-
    33,220 shares and 39,000 shares, respectively                         (587)            (661)
                                                                    ----------      -----------
                 Total shareholders' equity                            145,325          122,205
                                                                    ----------      -----------
         Total liabilities and shareholders' equity                 $1,613,721       $1,335,902
                                                                    ==========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                      Three months ended       Nine months ended
                                                        September 30,             September 30,
                                                      1997         1996        1997         1996
                                                      ------------------       ------------------
Interest income
  Interest and fees on loans                          $26,988     $21,097      $76,995    $60,311
  Interest on investment securities
    Taxable                                             2,607       2,431        7,295      7,498
    Exempt from federal tax                             1,628       1,392        4,833      3,864
  Other interest income                                   273         209          942      1,150
                                                      -------     -------      -------    -------
     Total interest income                             31,496      25,129       90,065     72,823
                                                      -------     -------      -------    -------

Interest expense
  Interest on deposits                                 13,183      10,855       38,246     31,401
  Interest on short-term borrowing                        872         588        2,495      1,281
  Interest on other borrowing                             813          76        1,689        524
                                                      -------     -------      -------    -------
        Total interest expense                         14,868      11,519       42,430     33,206
                                                      -------     -------      -------    -------

        Net interest income                            16,628      13,610       47,635     39,617

Provision for loan losses                                 643         484        1,898      1,334
                                                      -------     -------      -------    -------

        Net interest income after
          provision for loan losses                    15,985      13,126       45,737     38,283
                                                      -------     -------      -------    -------

Other income
  Service charges on deposit accounts                   1,142         890        3,311      2,477
  Other operating income                                  889         800        2,875      2,272
  Net securities gain (loss)                                0          33           69          9
                                                      -------     -------      -------    -------
                                                        2,031       1,723        6,255      4,758
                                                      -------     -------      -------    -------

Other expenses
  Salaries and employee benefits                        5,787       4,795       16,883     13,757
  Other operating expense                               4,544       3,995       13,522     11,720
                                                      -------     -------      -------    -------
                                                       10,331       8,790       30,405     25,477
                                                      -------     -------      -------    -------

Income before income taxes                              7,685       6,059       21,587     17,564

Income taxes                                            2,373       1,725        6,624      5,397
                                                      -------     -------      -------    -------

   NET INCOME                                        $  5,312   $   4,334    $  14,963   $ 12,167
                                                     ========   =========    =========   ========

EARNINGS PER SHARE                                      $0.55       $0.49        $1.54      $1.37

     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                          1997                1996
                                                                                       ---------           ---------
Increase (decrease) in cash and cash equivalents:
    Cash flows from operating activities:
      Net income                                                                       $    14,963          $     12,167
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for depreciation and net amortization                                   2,351                 2,005
           Provision for loan losses                                                         1,898                 1,334
           Gain/loss on sale of investment securities                                          (69)                   (9)
           Increase in other assets                                                         (2,362)               (2,021)
           Gain on sale of equipment                                                          (238)                  (49)
           Increase (decrease) in other liabilities                                            184                (1,891)
           Provision for other real estate losses                                                3                    41
           Gain on sale of other real estate                                                   (44)                   (7)
           Minority interest                                                                     0                      8
                                                                                       -----------          -------------
    Net cash provided by operating activities                                               16,686                 11,578
                                                                                       -----------          -------------

    Cash flows from investing activities:
           Proceeds from sale of investment securities
             available for sale                                                                256                  1,270
           Proceeds from maturities of investment
             securities available for sale                                                  32,090                 41,341
           Purchase of investment securities
             available for sale                                                            (54,640)               (26,225)
           Proceeds from maturities of investment
             securities held to maturity                                                     7,027                  4,897
           Purchase of investment securities
             held to maturity                                                              (15,174)               (21,058)
           Net increase in loans                                                          (119,349)               (98,636)
           Capital expenditures                                                             (3,145)                (6,357)
           Proceeds from sale of equipment                                                     322                    240
           Proceeds from sale of other real estate                                           1,300                    318
           Payment for purchase of stock of
             subsidiary banks, net of cash received                                         44,928                   (484)
                                                                                       -----------          -------------
     Net cash used in investing activities                                                (106,387)              (104,694)
                                                                                       -----------          -------------

    Cash flows from financing activities:
           Net increase in deposits                                                         49,803                 47,162
           Net increase in short-term borrowings                                            21,658                 27,051
           Dividends paid                                                                   (5,370)                (3,958)
           Net increase (decrease) in other borrowings                                      37,736                 (1,066)
           Net proceeds options exercised                                                       67                    111
                                                                                       -----------          -------------
    Net cash provided by financing activities                                              103,894                 69,300
                                                                                       -----------          -------------

Net increase (decrease) in cash and cash equivalents                                        14,193                (23,816)
Cash and cash equivalents at beginning of period                                            72,692                 76,409
                                                                                       -----------          -------------
Cash and cash equivalents at end of period                                                $ 86,885               $ 52,593
                                                                                       ===========          =============

     See accompanying notes to unaudited consolidated financial statements.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles
for interim financial information.   Accordingly, they do not include all of
the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisition of Community State Bank, acquired on June 28, 1996, Wisconsin Ban Corp., acquired on May 30, 1997 and Citizens National Bancorporation, Inc. acquired on August 14, 1997. These transactions have been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, East Troy Bancshares, acquired on January 10, 1997, Green County Bank, acquired on February 27, 1997 and Clear Lake Bancorp., Inc. acquired on August 12, 1997, accounted for as pooling of interests, were not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions of the TCF office in Little Chute, acquired April 26, 1996, Bradley Bank, acquired May 10, 1996 and the Security office in Antigo, acquired on September 29, 1997, were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividends, paid to shareholders on June 10, 1996 and June 9, 1997. Information as to the number of shares outstanding has not been adjusted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE B - INVESTMENT SECURITIES

    Carrying amounts and market values of investment securities held to maturity at September 30, 1997 are as follows:
                                                        Carrying     Market
                                                         Amount      Value
                                                        --------    -------
                                                           (in thousands)

Exempt obligations of states and political subdivisions $124,957     $128,304
                                                        ========     ========


NOTE C - LOANS

    At September 30, 1997, loans are as follows:
                                 (in thousands)
Commercial and industrial                                      $239,138
Agricultural                                                     85,237
Real estate construction                                         37,513
Real estate mortgage                                            730,206
Installment and other consumer                                   86,156
                                                                -------
                                                              1,178,250
Less allowance for loan losses                                  (14,633)
                                                                -------
       Net loans                                             $1,163,617
                                                              =========

NOTE D - EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock are based on weighted average number of common shares outstanding of 9,744,953 and 8,893,259 for the three months ended September 30, 1997 and 1996 and 9,743,824 and 8,889,289 for the nine months end September 30, 1997 and 1996, respectively.

NOTE E - NON-PERFORMING ASSETS

    The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at September 30, 1997:

(in thousands)
Non-accrual loans                       $10,587   0.90%
Loans past due 90 days or more              254   0.02
Restructured loans                          502   0.04
                                        -------   ----
Total non-performing loans               11,343   0.96

Other real estate owned                   1,456   0.13
                                        -------   ----

Total non-performing assets             $12,799   1.09%
                                        =======   ====

NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

    The following table summarizes loan balances at September 30, 1997; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:

(in thousands)
Average balance of loans year to date   $1,121,087
                                        ==========
Allowance for loan losses at
  beginning of period                       12,319

Loans charged off
  Commercial and Industrial                    448
  Real Estate - Mortgage                       246
  Installments and Other Consumer Loans        507
                                           -------
  Total charge offs                          1,201

Recoveries on loans previously
  charged off
  Commercial and Industrial                    111
  Real Estate - Mortgage                        85
  Installment and Other Consumer Loans         102
                                           -------

  Total recoveries                             298

Net loans charged off                          903

Provisions for loan losses of banks
    acquired at date of acquisition          1,319


Provisions for loan
  losses                                     1,898
Allowance for loan losses                  -------
  at end of period                         $14,633
                                           =======
Ratio of net charge offs
  during period to average
  loans outstanding (annualized)              0.11%
Allowance for loan
  losses to total loans                       1.24%

NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

    The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at September 30, 1997:


                                                   Percent
                                                   of loans
                                       Amount of   in each
                                       reserve     category
                                       for loan    to total
(in thousands)                          losses      loans
-----------------------------------------------------------
Commercial,
industrial, and
agricultural                           $ 5,997       27.5%
Real estate -
construction                               309        3.2
Real estate - mortgage                   5,479       62.0
Installment and other
consumer loans                           2,848        7.3
                                       -------      -----
                                       $14,633      100.0%
                                       =======      =====

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL

    The following discussion and analysis provides information regarding
F & M Bancorporation, Inc.'s (the "Company") results of operations for the three and nine months ended September 30, 1997 and 1996 and financial condition at September 30, 1997. These statements have been restated to reflect the acquisition of Community State Bank ("Community"), acquired on June 28, 1996, Prairie City Bank acquired on May 30, 1997, and Citizens National Bancorporation, Inc., acquired on August 14, 1997. These transactions have been accounted for using the pooling of interests method of accounting.
Monycor Bancshares, Inc., acquired on February 5, 1996, East Troy Bancshares, acquired on January 10, 1997, Green County Bank, acquired on February 27, 1997, and Clear Lake Bancorp., Inc. acquired on August 12, 1997, accounted for as pooling of interests, were not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of TCF office in Little Chute, acquired April 26, 1996, Bradley Bank, acquired May 10, 1996, and the Security office in Antigo, acquired on September 29, 1997, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividends, paid to shareholders on June 10, 1996 and June 9, 1997. Information as to the number of shares outstanding has not been adjusted.

    The Company has announced a pending acquisition which, if consummated, would affect the Company's future operations. In June 1997, the Company announced that it had entered into a letter of intent to acquire Sentry Bancorp. Inc., Dundas, Minnesota, a holding company of the Cannon Valley Bank, which has an office in Dundas, with total assets of approximately $25 million. The company intends to account for this pending acquisition using the purchase method of accounting. Consummation of this acquisition is expected in the fourth quarter of 1997 or at the beginning of 1998.

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

SUBSEQUENT EVENTS

On October 6, 1997, the Company announced an execution of a Definitive Agreement to purchase the Bank of South Wayne, which has an office in South Wayne, with total assets of approximately $20 million. On November 4, 1997, the Company announced an execution of a Letter of Intent providing for the affiliation of Financial Management Services of Jefferson, Inc., a holding company of The Farmers & Merchants Bank of Jefferson, with two offices in Jefferson and total assets of approximately $100 million. Consummation of these acquisition is expected in the first and second quarter of 1998, respectively.


RESULTS OF OPERATIONS

   For the three months ended September 30, 1997, net income increased $1.0 million, or 22.6%, to $5.3 million from $4.3 million in the third quarter of 1996. The annualized return on average assets was 1.35% for the third quarter of 1997 compared with 1.36% for the third quarter of 1996. Returns on average stockholders' equity on an annualized basis for the third quarters of 1997 and 1996 were 14.67% and 14.61%, respectively.

    For the nine months ended September 30, 1997, net income increased $2.8 million, or 23.0%, to $15.0 million from $12.2 million for the same period of 1996. The annualized return on average assets was 1.33% for the nine months ended September 30, 1997 compared with 1.33% for the same period of 1996. Return on average stockholders' equity on an annualized basis for the nine months ended September 30, 1997 and 1996 were 14.33% and 14.03%, respectively.

Net Interest Income

   Net interest income for the three months ended September 30, 1997 increased $3.0 million, or 22.2%, to $16.6 million from $13.6 million in the third quarter of 1996. Total interest income for the third quarter of 1997 increased $6.4 million, or 25.3%, to $31.5 million from $25.1 million in the third quarter of 1996. Interest expense increased $3.4 million, or 29.1%, to $14.9 million in the third quarter of 1997 from $11.5 million in the third quarter of 1996.

    Net interest income for the nine months ended September 30, 1997 increased $8.0 million, or 20.2%, to $47.6 million from $39.6 million in the first nine months of 1996. Total interest income for the nine months ended September 30, 1997 increased $17.2 million, or 23.7%, to $90.1 million from $72.8 million in the first nine months of 1996, while interest expense increased $9.2 million, or 27.8%, to $42.4 million in the nine months ended September 30, 1997 from $33.2 million in 1996.

   Increased net interest income for the three and nine month periods is attributable to the increase in asset volume due to the Company's acquisitions for which prior periods were not restated and internal growth in an environment of relative stability of the Company's net interest margin. Total interest income increased for the three and nine month period in 1997 compared to the same periods last year as a result of an increase in interest and fees on loans due to increased loan activity and acquisitions, and as interest rates were relatively stable, while total interest expense increased for the three and nine month periods in 1997 compared to 1996 as a result of increased levels of deposits primarily due to acquisitions.

Provision for Loan Losses

    The provision for loan losses for the three months ended September 30, 1997 increased $159,000, or 32.8%, to $643,000 from $484,000 in the third quarter of 1996. The provision for loan losses for the nine months ended September 30, 1997 was $1.9 million, a 42.3% increase from $1.3 million for the nine months ended September 30, 1996. This increase in the provision for the first nine months was due mainly to reflect an increase in net charge offs which increased from $576,000 in the first nine months of 1996 to $903,000 in the first nine months of 1997 and an increase in the loan portfolio. Due to the increase in net charge offs and the increase in the loan portfolio for the first nine months the allowance for loan losses slightly decreased as a percentage of loans to 1.24% from 1.27% at December 31, 1996. See "Allowance for Loan
Losses" for further discussion.

Non-Interest Income

    The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for the three months ended September 30, 1997 increased $309,000, or 17.9%, to $2.0 million from $1.7 million in the third quarter of 1996. Non- interest income for the nine months ended September 30, 1997 increased $1.5 million, or 31.5%, to $6.3 million. The increase was due principally to increases in service charges, other fee income and security gains. Increases for both the three and nine month periods were due primarily to increases in service charges, other fee income, resulting from increase customer activity and the acquisitions in which prior period information was not restated.

Non-Interest Expense

    Non-interest expense for the three months ended September 30, 1997 increased $1.5 million, or 17.5%, to $10.3 million from $8.8 million in the third quarter of 1996. Non-interest expense for the nine months ended September 30, 1997 increased $4.9 million, or 19.3% to $30.4 million from $25.5
million in the first nine months of the year.   The increase was primarily due
to the acquisitions in 1996 and 1997, resulting from both the cost of the acquisitions and increase from those with respect for which prior periods were not restated (additional staffing, occupancy expense, etc.), and the normal increases in salaries and employee benefits.

    The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.15% in the first nine months of 1997 compared with 2.26% in the first nine months of 1996. The decrease in this ratio in the first nine months of 1997 was the result of the factors set forth above.

Provision for Income Taxes

    The Company's provision for income taxes for the three months ended September 30, 1997 increased $648,000, or 37.6%, to $2.4 million from $1.7 million in the third quarter of 1996. The increase in income tax provision was principally due to increased taxable income.

    The provision for income taxes for the nine months ended September 30, 1997 increased $1.2 million, or 22.7% to $6.6 million from $5.4 million in 1996.
The increase in income tax provision was principally due to increased taxable income.

Net Income

    Net income for the first nine months of 1997 increased by $1.0 million, or 22.6% to $5.3 million from $4.3 million in the same period for 1996. Net income for the first nine months of 1997 increased by $2.8 million, or 23.0%, to $15.0 million from $12.2 million in the first nine months of 1996.

    Net income per common share was $0.55 for the third quarter of 1997 compared with $0.49 in the third quarter of 1996 an increase of 12.2%. Although the Company adopted a stock option plan in 1993, as of September 30, 1997, fully diluted earnings per share are equal to the stated earnings per share numbers. The increase in shares outstanding resulted primarily from acquisitions for which prior period financial statements were not restated.

    Net income per share was $1.54 for the first nine months of 1997, compared with $1.37 in the same period for 1996, an increase of 12.4%. As of September 30, 1997, fully diluted earnings per share are equal to the stated earnings per share numbers.

FINANCIAL CONDITION

Loan Portfolio

    At September 30, 1997, total loans increased $207.7 million, or 21.4%, to $1.178 billion from $970.6 million at December 31, 1996. The loan mix in the Company's portfolio at September 30, 1997 did not change in any material respect compared with December 31, 1996. Based on the current economic conditions, management has established a range of average loans to average earning assets of between 70% and 80% which it believes to be the optimum level for F&M. At September 30, 1997, year-to-date average loans to average earning assets are within the acceptable range at 78.9%. Approximately $93 million in loans, or 45% of the first nine months of the year's growth, resulted from acquisitions in which the Company did not restate its prior financial statements. The remaining balance resulted primarily from loan demand spread throughout the Company's subsidiary banks.

Non-Performing Assets

    Maintaining excellent credit quality continues to be a priority for the Company. At September 30, 1997, non-performing assets amounted to $12.8 million, compared to $14.8 million at December 31, 1996. Non-performing loans at September 30, 1997 were $11.3 million, or 0.97% of total loans, compared to $13.0 million at December 31, 1996. Other real estate owned ("OREO") at September 30, 1997 was $1.5 million as compared to $1.8 million at December 31, 1996. The ratio of non-performing assets to total loans at September 30, 1997 was 1.15%. Management continues to work at reducing the level of non-performing assets. Non-performing assets increased in 1996 because of acquisitions and developments with respect to a number of separate loans, in different locations and industries, and decreased slightly in the first nine months of 1997 due to write-offs, and improvements in repayments of non-performing loans offset by non-performing loans of banks acquired in 1997 for which prior periods were not restated. Management does not believe that there is any common reason or general trend which accounts for the increase (or that it necessarily is an indication of expected future developments).
However, particularly in view of the developments, management continues to take an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

Summary of Loan Loss Experience

    For the first nine months of 1997, total charge-offs were $1.2 million and total recoveries were $291,000. The annualized ratio of net charge-offs to average loans outstanding for the nine months ended September 30, 1997 was 0.11%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

    At September 30, 1997 and December 31, 1996, the allowance for loan losses as a percentage of total loans was 1.24% and 1.27%, respectively. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, and current economic conditions that may affect the borrower's ability to pay.

Investment Portfolio

    At September 30, 1997, the investment portfolio increased $48.9 million, or 19.6%, to $298.9 million from $250.0 million at December 31, 1996. At September 30, 1997 and December 31, 1996, the investment portfolio represented 18.5% and 18.7% of total assets, respectively. Increases in the investment portfolio is primarily attributed to acquisitions that have not been restated and due to the Company's decision to increase the investment portfolio.

Deposits

    Total deposits at September 30, 1997 increased $192.5 million, or 16.9%, to $1.333 billion from $1.140 billion at December 31, 1996. Interest-bearing deposits at September 30, 1997 increased $170.7 million, or 17.3%, to $1.160 billion from $989.5 million at December 31, 1996. The increase in deposits is primarily attributable to the four acquisitions in the first nine months of 1997 for which financial statements were not restated representing approximately $145 million.

Borrowings

    Short-term borrowings at September 30, 1997 were $64.1 million, as compared to $42.3 million at December 31, 1996. Short-term borrowings consist primarily of federal funds purchased. The Company has used short-term borrowings to assist in funding its increasing loan demand, as loans have grown more rapidly than deposits. Management has taken steps to monitor short-term borrowings and is comfortable with the current level.

    Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of September 30, 1997. These borrowings are secured by pledges of mortgage loans, and totaled $56.9 million at September 30, 1997, compared to $18.2 million at December 31, 1996. These FHLB borrowings had original maturities of three months to nine years at September 30, 1997.

CAPITAL ADEQUACY

    During the first nine months of 1997, stockholders' equity increased $23.1 million due to net income of $15.0 million in the first nine months of 1997 and the acquisitions of East Troy, Landmark, and Brodhead, offset by dividends paid to stockholders and a slight increase due to the effect of FASB 115 resulting from the decreased net unrealized loss on securities available for sale. At September 30, 1997, the Company's risk-based Tier 1 capital ratio was 11.21%. The total risk-based capital ratio was 12.42% and the leverage ratio was 8.71%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.28% at September 30, 1997, compared with 9.47% at September 30, 1996.

    F & M's common stock dividend payout ratio was 33.1% in the first nine months of 1997 as compared to 27.4% in the comparable 1996 period. These numbers do not include the dividends historically paid by acquired entities prior to their acquisitions by the Company.

   At September 30, 1997, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

    During the first nine months of the year the Company incurred minimal capital expenditures for replacement and renovation of facilities. The Company to date has not committed to any major commitments to build or purchase in 1997, but also expects to finance any such expenditures through earnings and existing capital resources. The Company expects to finance the cash purchase of Cannon Valley Bank through earnings and existing capital resources.

LIQUIDITY

    As shown in the Company's Consolidated Statements of Cash Flows for the nine months ended September 30, 1997, cash and cash equivalents increased by $14.2 million during the period to $86.9 million at September 30, 1997. The increase primarily reflected $16.7 million in net cash provided by operating activities and $103.9 million in net cash provided by financing activities, offset by $106.4 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected an increase in short-term and other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures offset by net cash received in acquisitions for which prior periods were not restated.
    The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are investment securities available for sale and other marketable assets maturing within one year. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. The Company can also utilize borrowing capacities if appropriate. Although the percentage of earning assets represented by loans is increasing, management believes that its sources of liquidity are adequate.

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


Item 3. Quantitative and Qualitative Disclosure about Market Risk Not Yet Applicable to the Company.

                          PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

  (b)      Reports on Form 8-K:

                  The Registrant filed one report on Form 8-K during the third quarter of fiscal 1997. The Report, dated August 12, 1997, related to the Registrant's acquisitions of Clear Lake Bancorp., Inc. and Citizens National Bancorporation, Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  F & M BANCORPORATION, INC.
                                  -------------------------------------------
                                  (Registrant)


Date  November 13, 1997            /s/ John W. Johnson
                                  -------------------------------------------
                                  John W. Johnson
                                  President and Chief Executive Officer


Date  November 13, 1997            /s/ Daniel E. Voet
                                  -------------------------------------------
                                  Daniel E. Voet
                                  Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

                           F & M BANCORPORATION, INC.

                Form 10-Q for Quarter Ended September 30, 1997


Exhibit No.                                           Description

      27                                         Financial Data Schedule