Form 10-K
period 1997-12-31
F&M BANCORPORATION INC
filed 1998-03-25
CIK 793049

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                December 31, 1997
 For the fiscal year ended
                          ------------------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                             to
                                ---------------------------    -----------------

                    Commission file number 0-14553
                                           -------

                           F & M BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                WISCONSIN                               39-1365327
          ------------------------      -----------------------------------
          (State of incorporation)      (I.R.S. Employer Identification No.)

ONE BANK AVENUE, KAUKAUNA, WISCONSIN                               54130
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (920) 766-1717
                                                     ---------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 1998, there were 9,898,170 shares of Common Stock outstanding, and the aggregate market value of the Common Stock (based upon the $42.00 closing sale price on that date on the NASDAQ National Market) held by non-affiliates (excludes a total of 472,055 outstanding shares reported as beneficially owned by directors and officers -- does not constitute an admission as to affiliate status) was approximately $395 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                               PART OF FORM 10-K INTO WHICH
              DOCUMENT                    PORTIONS OF DOCUMENTS ARE INCORPORATED
              --------                    --------------------------------------

Proxy Statement for Annual Meeting of                      Part III
  Shareholders on or about May 21, 1998

                                     PART I

ITEM 1.   BUSINESS.

          F&M Bancorporation, Inc. ("F&M" or the "Company") was formed in 1980 to acquire the shares of Farmers and Merchants Bank of Kaukauna, Wisconsin (now known as F&M Bank- Kaukauna). F&M has grown internally and through acquisitions from a one-bank holding company with total assets of $37 million at its inception to a multi-bank holding company with total assets of $1.6 billion at December 31, 1997.

          In January 1998, F&M acquired Sentry Bancorp., Inc. ("SBI"), the holding company of Cannon Valley Bank, with total consolidated assets of $26.4 million at December 31, 1997, in a transaction being accounted for using the purchase method of accounting. In February 1998, F&M acquired Bank of South Wayne ("BSW"), with total assets of $19.3 million at December 31, 1997, in a transaction being accounted for using the pooling method of accounting. See "Recent Developments" below. Giving effect to the SBI and BSW acquisitions, F&M had pro forma total assets of $1.7 billion at December 31, 1997. The acquisitions of SBI and BSW occurred in 1998, all financial information and data included in this Annual Report on Form 10-K are prior to those transactions unless otherwise indicated. F&M does not believe that these acquisitions will have a material effect on its financial condition or results of operations.

          Unless otherwise indicated, share and per share amounts in this Report on Form 10-K have been restated to reflect F&M's 10% stock dividends in June 1996 and June 1997.

Recent Developments

          Pending Acquisitions

          Jefferson Acquisition. On December 31, 1997, F&M entered into an agreement to acquire Financial Management Services of Jefferson, Inc. ("Jefferson"), the holding company for The Farmers & Merchants Bank of Jefferson ("FMBJ"). FMBJ has two offices in the city of Jefferson, in southcentral Wisconsin. The agreement provides for the exchange of Jefferson stock for approximately 641,975 shares of F&M Common (subject to adjustments provided in the agreement). The transaction is expected to be completed in the second quarter of 1998.

          At December 31, 1997, Jefferson had total assets of $99.7 million, net loans of $62.0 million, total deposits of $80.7 million and shareholders' equity of $13.2 million. For the year ended December 31, 1997, Jefferson had net income of $1.0 million. F&M expects to account for the transaction using the pooling of interests method of accounting.

          Marshalltown, Iowa Acquisition. On December 1, 1997, F&M entered into an agreement to acquire BancSecurity Corporation ("BancSecurity") of Marshalltown, Iowa, the holding company for several banks located in Iowa ("BancSecurity Banks"). The BancSecurity Banks have 14 offices in central Iowa. The agreement provides for the exchange of BancSecurity stock for approximately $145 million in value of shares of F&M Common (subject to adjustments provided in the agreement). The transaction is expected to be completed in the second quarter 1998.

          At December 31, 1997, BancSecurity had total assets of $546.7 million, net loans of $329.7 million, total deposits of $446.6 million and shareholders' equity of $52.1 million. For the year ended December 31, 1997, BancSecurity had net income of $3.1 million. F&M expects to account for the transaction using the pooling of interests method of accounting.

          Other Recent Developments

               Dundas, Minnesota Acquisition. On January 27, 1998, F&M acquired Sentry Bancorp., Inc. ("SBI"), the holding company of Cannon Valley Bank ("CVB") (renamed "F&M Bank-Cannon Valley"). CVB has its office in the community of Dundas in southeastern Minnesota. The acquisition represents F&M's first office outside of Wisconsin, and provides F&M a platform for possible future Minnesota expansion. The acquisition was a cash transaction, in which F&M paid SBI shareholders a total of $5.4 million. F&M is accounting for the transaction using the purchase method of accounting.

               At December 31, 1997, SBI had total assets of $26.4 million, net loans of $19.2 million, total deposits of $23.5 million and shareholder's equity of $2.3 million. For the year ended December 31, 1997, SBI had net income of $346,000.

               South Wayne Acquisition. On February 9, 1998, F&M acquired the Bank of South Wayne ("BSW"). BSW has one office in South Wayne, in southwestern Wisconsin. F&M acquired BSW in exchange for approximately 144,000 shares of F&M Common. F&M is accounting for the transaction using the pooling of interests method of accounting, although periods prior to January 1, 1998 will not be restated because of the relatively small size of BSW as compared to F&M. F&M intends to combine the operations of BSW and F&M Bank - Darlington in the near future.

               At December 31, 1997, BSW had total assets of $19.3 million, net loans of $7.8 million, total deposits of $14.7 million and shareholders' equity of $4.5 million. For the year ended December 31, 1997, BSW had net income of $231,000.

               Trust Company. In January 1998, F&M announced the formation of F&M Trust Company, a Wisconsin chartered trust company. The F&M Trust Company is continuing the trust business of F&M Bank - Kaukauna, which was established in 1996. F&M intends to expand the operations of F&M Trust Company to other communities served by F&M subsidiary banks.

               Antigo Office Acquisition. On October 1, 1997, F&M completed the acquisition of the Antigo branch office of Security Bank ("Security"), which was divested in connection with Security's acquisition by Marshall & Ilsley Corporation. The acquisition included the purchase of the branch buildings and other fixed assets and the assumption of deposit liabilities in a cash transaction, in which F&M's F&M Bank - Central subsidiary purchased the physical assets and was reimbursed in cash (reduced by an agreed-upon premium) for the assumption of deposits. Security's Antigo office had total deposits of approximately $35 million at September 30, 1997.

               Darlington Acquisition. On August 14, 1997, F&M acquired Citizens National Bancorp., Inc. ("CNB"), the holding company of Citizens National Bank of Darlington. CNB, which was renamed "F&M Bank - Darlington National Association", has two offices, in Darlington and Hazel Green (in southwest Wisconsin). F&M acquired CNB in exchange for approximately 577,500 shares of F&M Common. F&M is accounting for the transaction using the pooling of interests method of accounting.

               At December 31, 1996, CNB had total assets of $75.3 million, net loans of $48.9 million, total deposits of $65.2 million and shareholder's equity of $9.5 million. For the year ended December 31, 1996, CNB had net income of $653,000.

               Clear Lake Acquisition. On August 12, 1997, F&M acquired Clear Lake Bancorp Inc. ("CLB"), the holding company of Landmark Bank. CLB, which was renamed "F&M Bank -

Landmark", has four offices in northwest Wisconsin. F&M acquired CNB in exchange for approximately 161,000 shares of F&M Common. F&M is accounting for the transaction using the pooling of interest method of accounting.

               At December 31, 1996, CLB had total assets of $35.0 million, net loans of $24.5 million, total deposits of $31.8 million and shareholder's equity of $2.1 million. For the year ended December 31, 1996, CLB had net income of $191,000.

               Prairie du Chien Acquisition. On May 30, 1997, F&M acquired Wisconsin Ban Corp. ("WBC"), the holding company of Prairie City Bank ("PCB"). PCB, which has been renamed "F&M Bank-Prairie du Chien", has five offices in southwest Wisconsin. F&M acquired WBC in exchange for approximately 637,000 shares of F&M Common. Also, outstanding WBC preferred stock was redeemed for approximately $350,000 in cash, and outstanding indebtedness of WBC to its shareholders and affiliates, in the amount of approximately $2.6 million (including accrued interest) was repaid in cash. F&M is accounting for the transaction using the pooling of interests method of accounting.

               At December 31, 1996, WBC had total assets of $87.3 million, net loans of $56.0 million, total deposits of $69.9 million and shareholders' equity of $8.5 million. For the year ended December 31, 1996, WBC had net income of $740,000.

               Brodhead Acquisition. On February 27, 1997, F&M acquired Green County Bank ("GCB"), with one office in Brodhead in south-central Wisconsin. GCB has been renamed "F&M Bank-Brodhead." F&M acquired GCB in exchange for approximately 201,000 shares of F&M Common, in a formula amount set forth in the definitive acquisition agreement; the total value of those shares was approximately $5.4 million for purposes of the agreement. F&M accounted for the transaction using the pooling of interests method of accounting, although periods prior to January 1, 1997 were not restated because of the relatively small size of GCB as compared to F&M.

               At December 31, 1996, GCB had total assets of $31.5 million, net loans of $21.5 million, total deposits of $28.1 million and shareholders' equity of $3.2 million. For the year ended December 31, 1996, GCB had net income of $287,000.

               East Troy Acquisition. On January 10, 1997, F&M acquired East Troy Bancshares, Inc. ("ETB"), which owned all of the shares of State Bank of East Troy (renamed "F&M Bank-East Troy"), with one office in East Troy in southeast Wisconsin. F&M's acquisition of ETB was made in exchange for approximately 484,000 shares of F&M Common, valued for purposes of the transaction at $13.5 million for purposes of the agreement. F&M accounted for the transaction using the pooling of interests method of accounting, although periods prior to January 1, 1997 were not restated because of the relatively small size of ETB as compared to F&M.

               At December 31, 1996, ETB had total assets of $56.0 million, net loans of $43.2 million, total deposits of $46.6 million and shareholders' equity of $7.7 million. For the year ended December 31, 1996, ETB had net income of $224,000.

               Additional Locations and Bank Combinations. In October 1997, F&M Bank-Appleton opened an additional full-service supermarket branch in Appleton, to complement its three other Appleton offices. In November 1997, F&M Bank-East Troy opened a full-service express market branch in East Troy, Wisconsin, to complement its other office in that community. In November 1997, F&M Bank-Grant County became the successor in a merger of F&M Banks - Fennimore, Potosi and Lancaster.

Subsidiary Banks

               At March 15, 1998, F&M owned 20 subsidiary banks (the "Banks" or the "F&M Banks"). All but two of the Banks are Wisconsin state banks. One bank is a national bank, which is expected to be combined with one of the Wisconsin chartered F&M Banks in the near future; CVB is a Minnesota state bank. Each of the F&M Banks (other than recently acquired CVB and BSW, which have not yet become members) is a member of the Federal Reserve System. The Banks are community banks which provide a full range of services to consumers and businesses in small and medium-sized communities. F&M also owns F&M Trust Company, a full-service trust company. F&M provides the benefits of holding company affiliation while allowing the Banks to operate with considerable autonomy.

               The following table presents certain information as to the F&M Banks. Each of the F&M Banks is wholly-owned by F&M.

                                                                  NO. OF FULL                  TOTAL
                                             YEAR               SERVICE OFFICES               ASSETS
              BANK                       ACQUIRED (1)           AT 3/15/98 (2)              AT 12/31/97
              ----                       ------------          ----------------             -----------
                                                                                           (in millions)

F&M Bank-Kaukauna                            1980                      5                       $136.7
F&M Bank-Appleton                            1981                      4                         68.6
F&M Bank-Hilbert                             1983                      3                         31.6
F&M Bank-Winnebago County                    1985                      3                         99.6
F&M Bank-New London                          1987                      1                         37.1
F&M Bank-Central                             1987                      3                        113.9
F&M Bank-Grant County                        1988                      4                        133.9
F&M Bank-Lakeland                            1991                      7                        161.1
F&M Bank-Kiel                                1991                      1                         43.9
F&M Bank-Northeast                           1994                     11                        312.1
F&M Bank-Waushara County                     1995                      5                        110.5
F&M Bank-Superior                            1996                      1                         33.8
F&M Bank-Algoma                              1996                      2                         64.6
F&M Bank-East Troy                           1997                      2                         54.6
F&M Bank-Brodhead                            1997                      1                         31.4
F&M Bank-Prairie du Chien                    1997                      5                         91.6
F&M Bank-Landmark                            1997                      4                         39.2
F&M Bank-Darlington, N.A.(3)                 1997                      2                         77.0
F&M Bank-Cannon Valley                       1998                      1                         26.4
Bank of South Wayne(3)                       1998                      1                         19.3

------------------

(1) In the case of F&M Banks resulting from mergers, represents the date F&M first acquired any of the constituent banks in those mergers.
(2) The F&M Banks also maintain a total of 51 ATM locations, certain of which are located at the full-service offices.
(3) F&M intends to combine these banks in the near future under the name "F&M Bank- Darlington."

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

Markets

         F&M Banks provide services through a total of 66 full-service bank offices in 52 Wisconsin communities and one Minnesota community. In recent years, the economic and business environment in the State of Wisconsin and nearby states has been relatively strong and stable. The communities in which the F&M Banks maintain offices range in population from almost 100,000 to less than 500. Although many of the communities in which the F&M Banks are located are relatively small, they generally have diverse economies with representation from many industry groups. In many communities, F&M Banks maintain the only commercial bank offices in those communities. Each F&M Bank branch provides complete retail banking services and full service banking for personal, commercial and service industry customers.

Acquisition and Expansion Strategy

         The Company's strategy is to continue to grow by actively pursuing opportunities to acquire other financial institutions and by establishing or acquiring additional branches. The Company's primary geographic area of focus for expansion is small metropolitan areas and other communities in Wisconsin. F&M has recently begun pursuing out-of-state acquisitions, with one acquisition in Minnesota and a pending acquisition in Iowa. F&M believes that markets in nearby states can present attractive markets for future expansion, and provide additional opportunities than those which are available in Wisconsin. However, there can be no assurances that such acquisitions will occur, and acquisitions outside of Wisconsin may present difficulties, due to market differences, state law considerations, and relative distances, which could affect F&M's ability to consummate and integrate any such acquisitions. The Company generally concentrates on acquisitions of banks with $25 million or more in assets, although it would consider acquiring a smaller institution (such as BSW) if the Company would be able conveniently and economically to operate it as a branch of a nearby Bank or other attractive factors exist.

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

         To supplement the presence it has established in various markets, and to expand to new markets, the Banks will from time to time open additional branch offices, including supermarket and other non-traditional branches, in communities which warrant additional coverage. The Company also considers branch purchases (as in the case of Antigo), the relocation of bank offices to more attractive locations, and closing of branch offices where warranted.

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

         Since its inception, the Company has experienced substantial growth through acquisitions of other financial institutions. F&M's strategy to continue to make acquisitions is dependent upon its ability to identify potential targets for acquisition and consummate transactions on terms acceptable to F&M. Also, F&M's future success is dependent in part upon its ability to integrate the operations of, and manage over time, acquired financial institutions. F&M acquired its first non- Wisconsin bank in 1998. F&M has pending another acquisition in Iowa which would be the largest acquisition by F&M in terms of both consideration paid and assets acquired. The factors of size and distance could combine to make the pending acquisition transition more challenging for F&M than in past acquisitions.

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

         Real Estate Loans. Real estate loans include residential mortgages and agricultural real estate, commercial real estate and construction loans. On a company-wide basis, real estate lending represents F&M's largest category of loans outstanding. At December 31, 1997, residential, commercial and agricultural real estate loans represented approximately 62.5% of loans outstanding, the majority of which consists of residential real estate first mortgages, with real estate construction loans approximating an additional 3.3% of the portfolio.

         F&M originates residential mortgage loans which generally are long-term, with either fixed or variable interest rates. F&M's general policy, which is subject to review by management as a result of changing market and economic conditions, and other factors, is to retain all variable interest rate mortgage loans in its portfolio and to sell all long-term fixed interest rate mortgage loans to the secondary market, but retaining servicing rights to most of those loans. Variable interest rate real estate loans are generally repriceable on an annual basis or may be adjusted at F&M's discretion. All commercial and agricultural real estate loans are written on an adjustable basis, the majority of which are tied to the prime rate, or short-term fixed rate basis. F&M believes the most significant risks relating to real estate loans result from possible declines in value of the real estate securing loans, as well as the borrower's ability to repay.

         Commercial and Industrial Loans. Loans in this category principally include loans to service, retail, wholesale and manufacturing businesses. At December 31, 1997, approximately 20.4% of loans outstanding were in this category. The F&M Banks provide both secured and unsecured loans and lines of credit for the operations and expansion needs of local business. The F&M Banks generally look to a borrower's business operations as the principal source of repayment, but they also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property, and/or personal guaranties. Repayment risk relating to commercial and industrial loans generally relates to the success or failure of the underlying business enterprise.

         Agricultural Loans. There is a strong focus on the agricultural industry in many of the communities in which F&M Banks' offices are located. The agricultural products produced in these communities vary significantly, and include dairy, livestock, vegetables and other cash crops. At December 31, 1997, approximately 6.6% of loans outstanding were made to agricultural producers, excluding agricultural real estate lending which constitutes an additional approximately 5.0% of loans. These loans are in a variety of communities and relate to a variety of agricultural commodities, thus lessening F&M's exposure to weaknesses in any one geographical area or type of agricultural production. Because of the breadth and relative health of Wisconsin's agricultural industries, F&M has not experienced significant system-wide problems in agricultural-related loans. Credit risks relating to agricultural loans generally depend upon varying commodity prices and crop conditions which affect agricultural producers.

         Installment and Other Consumer Loans. F&M makes installment and other consumer loans, including automobile loans, home improvement loans and personal lines of credit. At December 31, 1997, approximately 7.2% of the loans were installment or other consumer loans. F&M believes that consumer loans often represent the beginning of a long-term banking relationship with new customers. Credit risks relating to installment and consumer loans include the risks relating to the repayment capacity of the borrower involved and the depreciation of the assets used as collateral for such loans.

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

Other Customer Services and Products

         Effective in January 1998, F&M established F&M Trust Company as a separate subsidiary, and began operations of trust services through that subsidiary. Previously, F&M Banks-Kaukauna and Lancaster had offered trust services.

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

         Data Processing and Information Systems. F&M has contracted with an outside provider for data processing services through a combination of on-site Bank personnel and remote processing hardware and software. Under this arrangement, hardware and software are being maintained at remote locations although F&M has the option to acquire both the hardware and the software to perform the data processing in-house if that is subsequently deemed in its best interests. F&M provides data processing services to nine of the Banks through this arrangement. Other processing methods are now being utilized for the other Banks (in the case of seven of the Banks, because their relatively recent acquisitions by F&M).

         F&M is currently evaluating various options for its data processing services, which may include expansion of the current arrangements to additional F&M Banks or the entry into a new arrangement. F&M would expect to adopt a solution which it would use system-wide. While it is expected that F&M would continue to utilize an outsourcing arrangement for most of its data processing needs, a final decision has not been made. Future costs for processing services, or capital expenditures related to data processing, could change depending upon the ultimate determination of data processing issues.

         Like other financial institutions, F&M must assure that its computer and other systems are "year 2000 compliant" (meaning capable of operating, and accurately recognizing dates and processing information, in and after the year
2000). To help assure that F&M's systems are year 2000 compliant on a timely basis, F&M began a focused compliance program, and has designated an F&M employee to coordinate F&M's year 2000 compliance efforts. As part of that effort, F&M is monitoring year 2000 compliance efforts by its suppliers, because many of F&M's affected systems (such as data processing) are contracted from third parties and a significant part of F&M being year 2000 compliant requires such compliance by the third parties. Based in part upon information being received from these third parties, F&M currently believes that it will be year 2000 compliant on a timely basis to avoid material operational disruptions and to comply with the requirements of its regulators. To date, F&M has not identified material expenditures which will be required to become year 2000 compliant. However, there can be no assurance that such operational difficulties or expenditures will not be identified or experienced in the future.

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

         F&M believes it has a competitive advantage because in many communities, F&M Bank office locations represent the only commercial bank office in those communities. However, in some of these communities, savings and loan associations, savings banks and/or credit unions also maintain offices, and there are bank offices located in other nearby communities. Competition with other financial institutions and businesses can affect the Banks' ability to obtain and retain customers as well as the pricing levels of their products and services. F&M believes its focus on establishing continuing banking relationships and on individualized customer service provides additional competitive advantages.

         F&M also faces competition in seeking institutions to acquire. Wisconsin has recently experienced a significant consolidation of its banking industry, and many large holding companies with greater resources than F&M (including several out-of-state holding companies) are actively pursuing acquisitions in Wisconsin. Similar conditions affect acquisition opportunities in other nearby states such as Minnesota and Iowa. This competition affects the available acquisition opportunities for F&M and can affect the costs of such acquisitions.

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

         All but two of the F&M Banks are incorporated under the banking laws of Wisconsin. Each of the Wisconsin-chartered F&M Banks is therefore subject to supervision and regulation by the Wisconsin Department of Financial Institutions (the "Department") through its Division of Banking. One of the F&M Banks is chartered in Minnesota, and is subject to the supervision and regulation by the Minnesota Department of Commerce. Another F&M Bank is a national bank, regulated by the federal Office of the Comptroller of the Currency; it is expected that this Bank will be merged into one of the Wisconsin chartered banks in the near future.

         Each of the F&M Banks (except in certain instances recently acquired banks, which are expected to apply for membership) is a member of the Federal Reserve System, and is therefore subject to regulation by the Federal Reserve Board. The deposits of each of the banks are insured, up to statutory limits, by the FDIC. As a registered bank holding company under the Bank Holding Company Act of 1956, F&M itself is subject to review and regulation by the Federal Reserve Board. F&M, as a holding company, is also subject to review and examination by the Department under Wisconsin law.

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

         Under federal legislation enacted in 1994, beginning in September 1995 Wisconsin bank holding companies, including F&M, have been allowed to acquire banks and holding companies nationwide, and holding companies in all other states will be allowed to acquire banks and holding companies in Wisconsin. Wisconsin law generally requires the approval of the Department for all acquisitions of banks in Wisconsin, whether by Wisconsin or out-of-state entities. Interstate bank mergers, under specified circumstances, would be permitted beginning in 1997. In 1997, F&M began to actively pursue acquisitions of institutions outside of Wisconsin (see "Recent Developments"). Wisconsin and Minnesota law permit establishment of full service bank branch offices statewide.

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

Statistical Information

         The principal sources of income for the subsidiary banks of F&M are interest and fees on loans, interest on short-term investments and interest on securities. The total operating income and the percentage of each to total operating income is shown below:

                                                   YEAR ENDED DECEMBER 31,
           ITEM OF INCOME                    1997           1996          1995
--------------------------------------------------------------------------------------------
Interest and fees on loans
 and short-term borrowings                     80.8%         79.4%        78.4%
Interest on securities                         12.5%         14.4%        15.8%
Non-interest income                             6.7%          6.2%         5.8%
Total operating income (in thousands)     $  131,361    $  105,496    $  92,928


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

I.   A. & B.      DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S
                  EQUITY - INTEREST RATES AND DIFFERENTIALS

                  Incorporated by reference from MD&A under the caption "Results of Operations Net Interest Income."

I.   C.           INTEREST INCOME AND EXPENSE VOLUME AND RATE CHANGE

                  Incorporated by reference from MD&A under the caption "Results of Operations Net Interest Income."

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

B.                MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
                  RATES

                  Incorporated by reference from MD&A under the caption "Financial Condition - Loan Portfolio."

C.                RISK ELEMENTS

                  Incorporated by reference from MD&A under the caption "Financial Condition - NonPerforming Assets."

D.                OTHER INTEREST BEARING ASSETS

                  None

IV.  A.           SUMMARY OF LOAN LOSS EXPERIENCE

                  Incorporated by reference from MD&A under the caption "Financial Condition - Summary of Loan Loss Experience."

IV.  B.           ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                  Incorporated by reference from MD&A under the caption "Financial Condition - Allocation of Allowance for Loan Loss."

V.                DEPOSITS

The Companies average balances of deposits and the average rate paid on these deposits during the years ended December 31, 1997, 1996 and 1995 are:


                                                            1997                         1996                          1995
                                             ---------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                                 BALANCE   RATE                BALANCE   RATE                BALANCE    RATE
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
  deposits                                        $  157,753     ---            $  130,030     ---              $ 112,386    ---
Interest bearing demand deposits                     115,703   1.73%               104,709   1.87%                 98,843   1.95%
Saving deposits                                      368,218   3.65%               281,121   3.28%                233,039   2.98%
Time deposits                                        634,498   5.77%               550,905   5.71%                504,325   5.59%
------------------------------------------------------------------------------------------------------------------------------------
Total                                             $1,276,172                    $1,066,765                      $948,593
====================================================================================================================================

The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1997 is: $149,642,000. Their maturing distribution is as follows:

         --  three months or less                                    $66,971,000
         --  over three months and through twelve months             $68,187,000
         --  over one year                                           $14,484,000

Neither F&M or its subsidiaries have any deposits in foreign banking offices.

VI.               RETURN ON EQUITY AND ASSETS

The various ratios are included in the MD&A under the caption "Results of Operations" and "Financial Condition - Capital Adequacy" and are incorporated by reference thereto.

VII.              SHORT-TERM BORROWINGS

The comparison of short-term borrowings as of each indicated December 31 follows:

DOLLARS IN THOUSANDS                            1997         1996        1995
--------------------------------------------------------------------------------
Federal funds purchased and securities
sold under repurchase agreement               $47,685      $42,263     $12,627

Other short-term borrowings                       ---          ---         ---
--------------------------------------------------------------------------------
Totals                                        $47,685      $42,263     $12,627
================================================================================



The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

DOLLARS IN THOUSANDS                       1997           1996           1995
--------------------------------------------------------------------------------
As of end of year:

  Weighted average rate                      6.62%          6.37%          5.65%

For the year:

  Maximum amount outstanding           $   79,021     $   45,237     $   31,904

  Average amount outstanding           $   56,678     $   33,833     $   18,062

  Weighted average rate                      5.80%          5.47%          5.78%


ITEM 2.        PROPERTIES.

         Of the Banks' 66 total offices, 60 are located in buildings which are owned by the respective Banks. Five grocery store or market offices and one other branch office locations are located in leased facilities; the leases are short-term, which the Company believes is appropriate for the particular locations. In addition, the Company owns its headquarters building in Kaukauna, Wisconsin.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of F&M. Executive officers are elected annually by the Board of Directors, and serve at the discretion of the Board.



                                       AGE AT
NAME                                   3/15/98                POSITION(S)
----                                   -------                -----------
John W. Johnson                            43                 President, Chief Executive Officer
                                                                and Director
Gail E. Janssen                            67                 Chairman of the Board and Director
Douglas A. Martin                          46                 Vice President and Director
Daniel E. Voet                             34                 Chief Financial Officer and Treasurer
Donna R. Habert                            47                 Vice President-Data Processing
Janet M. Lakso                             55                 Vice President-Administration and
                                                                Secretary
Bartholomew Salazar                        34                 Vice President-Investments
Linda K. Seefeldt                          43                 Vice President-Marketing
Peter H. Smaby                             36                 Vice President-Credit Administration
Darlene M. Vanden Boogart                  39                 Vice President-Audit
Constance M. Verbruggen                    38                 Vice President-Human Resources

          Mr. Johnson has served as President of F&M since July 1997 and as its Chief Executive Officer since November 1997. Mr. Johnson previously served as a Vice President of F&M since 1994. Mr. Johnson was President and Chief Executive Officer of F&M Bank-Northeast and a predecessor since 1989. Mr. Johnson was elected to F&M's Board of Directors in April 1994, as contemplated by F&M's acquisition of Pulaski Bancshares, Inc.

          Mr. Janssen has served as Chairman and a director of F&M since its inception. Mr. Janssen also serves as Chairman of the Board of F&M Bank-Kaukauna. Mr. Janssen served as President of F&M from its inception until 1996, and as Chief Executive Officer of F&M from its inception until 1997. F&M has historically considered itself highly dependent upon the services of Mr. Janssen, although recent changes in management structure, including the designation of Mr. Johnson as President and Chief Executive Officer, were intended in part to lessen that dependence.

          Mr. Martin became a Vice President of F&M in 1992. Mr. Martin became Chairman of the Board of F&M Bank-Grant County in 1994. Mr. Martin has been President and Chief Executive Officer of F&M Bank-Grant County since 1985, and has served as a director of F&M since 1990.

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

          Mr. Salazar joined F&M as Assistant Vice President-Investments in 1992 and became Vice President-Investments in 1993. Prior to joining F&M, Mr. Salazar was employed by another financial institution in a variety of positions including Manager of Wire Transfer Operations, Manager of Float Control Operations, Investment Portfolio Manager and as a financial analyst.

          Ms. Seefeldt joined F&M as Vice President-Marketing in 1990. Previously, she served as Marketing Director of another Wisconsin bank holding company.

          Mr. Smaby became Vice President-Credit Administration in 1993. Mr. Smaby joined F&M in 1987 as a loan review and compliance officer, and was named Assistant Vice President- Compliance/Loan Review in 1990.

          Ms. Vanden Boogart became Vice President-Audit in 1993. Ms. Vanden Boogart began employment with F&M Bank-Kaukauna in 1976, and served F&M as Audit Manager from 1987 to 1993.

          Ms. Verbruggen joined F&M as Vice President-Human Resources in March 1995. Ms. Verbruggen was Human Resources Director at Shawano Community Hospital from 1993 to 1995, and previously served as Human Resource Manager for CMD Corporation.

          F&M and its subsidiaries employed approximately 690 persons on a full-time equivalent basis at December 31, 1997.

                                    * * * * *

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          The discussions in this Report on Form 10-K and the documents incorporated herein by reference which are not statements of historical fact (including statements in the future tense and those which include terms such as "believe", "will", "expect" and "anticipate") contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, acceptance of new products and services, the Company's future lending and collection experience, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors including those discussed in Item 1 above in this Report and in the Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

               F&M Common Stock trades on The NASDAQ Stock Market ("NASDAQ") under the symbol "FMBK". F&M had approximately 3,150 shareholders of record at March 1, 1998. The following table summarizes high and low prices and cash dividends paid for F&M Common Stock for the periods indicated.


                                                                                      CASH DIVIDENDS
          CALENDAR PERIOD                         HIGH                LOW             PAID PER SHARE
-------------------------------                   ----                ---             --------------

1996             1st quarter                     23.55              20.05                      .149
                 2nd quarter                     28.64              22.32                      .149
                 3rd quarter                     28.64              25.68                      .155
                 4th quarter                     29.09              27.05                      .155
1997             1st quarter                     29.09              25.91                      .18
                 2nd quarter                     40.25              26.36                      .18
                 3rd quarter                     39.50              34.00                      .20
                 4th quarter                     41.50              36.50                      .20


          F&M has paid quarterly or annual cash dividends since its inception. The holders of F&M Common Stock are entitled to receive such dividends as are declared by the board of directors of F&M, which considers (and may change) payment of dividends quarterly. For the first quarter of 1998, F&M has paid a dividend of $.22 per share.

          The ability of F&M to pay dividends is dependent upon the receipt of dividends from the F&M Banks, payment of which is subject to regulatory restrictions. In determining cash dividends, the board of directors of F&M considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial condition of F&M and the F&M Banks, and other relevant factors. See
Note 15 of Notes to F&M's Consolidated Financial Statements and the discussion under "Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition--Capital Adequacy," incorporated herein by reference, for restrictions on the ability of the F&M Banks to pay dividends.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Incorporated by reference to the third through sixth paragraphs under "Liquidity, Interest Sensitivity and Market Risk Management" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing at page F-60 of this report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Incorporated by reference to the financial statements of the Company appearing at pages F-1 through F-41 of this report on Form 10-K, and to Summary Quarterly Financial Information appearing at page F-62 of this report on Form 10-K. Also see the "Index to Financial Statements and Financial Statement Schedules" filed as part of Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information in response to this item is incorporated herein by reference to "Election of Directors", "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about May 21, 1998 ("1998 Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated by reference to "Election of Directors", "Executive Compensation" (excluding "Compensation Committee Report on Executive Compensation" therein) and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference to "Transactions with the Corporation" in the 1998 Proxy Statement.

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

(b)       REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

                 Years Ended December 31, 1997, 1996 and 1995

                                                                       Page

Independent Auditor's Report..........................................  F-1

Financial Statements:

         Consolidated Balance Sheets..................................  F-2

         Consolidated Statements of Income............................  F-4

         Consolidated Statements of Stockholders' Equity..............  F-6

         Consolidated Statements of Cash Flows........................  F-8

         Notes to Consolidated Financial Statements................... F-10

                                                      *  *  *

Selected Financial Data............................................... F-42

Management's Discussion and Analysis.................................. F-43

Summary Quarterly Financial Information............................... F-62

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
F&M Bancorporation, Inc.
Kaukauna, Wisconsin


We have audited the accompanying consolidated balance sheets of F&M Bancorporation, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of F&M Bancorporation, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              /s/Wipfli Ullrich Bertelson LLP
                                              -------------------------------
                                              Wipfli Ullrich Bertelson LLP

January 23, 1998
Appleton, Wisconsin

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                             (Dollars in Thousands)
--------------------------------------------------------------------------------


                                     ASSETS

                                                                               1997                  1996
                                                                               ----                  ----

Cash and due from banks                                                  $        56,581       $        49,406
Federal funds sold                                                                36,747                23,286
                                                                         ---------------       ---------------

   Cash and cash equivalents                                                      93,328                72,692

Investments:
   Interest-bearing deposits in other financial
    institutions                                                                     194                   196
   Investment securities available for sale -
    Stated at fair value                                                         178,403               154,746
   Investment securities held to maturity -
    Fair value of $133,040 in 1997 and
     $96,824 in 1996                                                             128,240                95,030

Total loans
                                                                               1,197,895               970,554
   Allowance for credit losses                                                   (15,090)              (12,319)
                                                                         ---------------       ----------------

Net loans                                                                      1,182,805               958,235

Premises and equipment                                                            32,858                29,623
Other assets                                                                      30,175                25,380
                                                                         ---------------       ---------------





TOTAL ASSETS                                                             $     1,646,003       $     1,335,902
                                                                         ===============       ===============

--------------------------------------------------------------------------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               1997                  1996
                                                                               ----                  ----

Liabilities:
   Non-interest-bearing deposits                                         $       180,312       $        150,849
   Interest-bearing deposits                                                   1,193,060                989,522
                                                                         ---------------       ----------------

   Total deposits                                                              1,373,372              1,140,371

   Short-term borrowings                                                          47,685                 42,263
   Other borrowings                                                               60,929                 18,194
   Other liabilities                                                              15,174                 12,869
                                                                         ---------------       ----------------

      Total liabilities                                                        1,497,160              1,213,697
                                                                         ---------------       ----------------

Commitments and contingent liabilities (Note 18)

Stockholders' equity:
   Common stock - $1 par value:
      Authorized - 20,000,000 shares
      Issued - 9,779,130 and 8,173,255 shares
       at December 31, 1997 and 1996,
         respectively                                                              9,779                  8,173
   Capital surplus                                                                86,334                 60,537
   Retained earnings                                                              53,101                 54,629
   Unrealized gain (loss) on securities
      available for sale -
    Net of tax                                                                        21                   (473)
   Less - Common stock held in treasury, at cost -
    24,020 and 34,750 shares at December 31,
    1997 and 1996, respectively                                                     (392)                  (661)
                                                                         ---------------       ----------------

      Total stockholders' equity                                                 148,843                122,205
                                                                         ---------------       ----------------




TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     1,646,003       $      1,335,902
                                                                         ===============       ================


          See accompanying notes to consolidated financial statements.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1997, 1996, and 1995
               (Dollars in Thousands, Except Earnings Per Share)
-------------------------------------------------------------------------------



                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
Interest income:
   Interest and fees on loans                      $       104,539       $        82,330       $        71,938
   Interest on investment
    securities:
      Taxable                                                9,830                 9,816                10,148
      Tax-exempt                                             6,560                 5,329                 4,580
   Other interest income                                     1,618                 1,434                   906
                                                   ---------------       ---------------       ---------------

      Total interest income                                122,547                98,909                87,572
                                                   ---------------       ---------------       ---------------

Interest expense:
   Deposits                                                 52,035                42,637                37,035
   Short-term borrowings                                     3,286                 1,850                 1,045
   Other borrowings                                          2,524                   887                 1,326
                                                   ---------------       ---------------       ---------------

      Total interest expense                                57,845                45,374                39,406
                                                   ---------------       ---------------       ---------------

Net interest income                                         64,702                53,535                48,166
Provision for credit losses                                  2,826                 2,904                 1,713
                                                   ---------------       ---------------       ---------------

Net interest income after
   provision for credit losses                              61,876                50,631                46,453
                                                   ---------------       ---------------       ---------------

Other income:
   Service fees                                              4,430                 3,392                 2,971
   Net security gains                                          194                    59                    34
   Other operating income                                    4,190                 3,136                 2,351
                                                   ---------------       ---------------       ---------------

      Total other income                                     8,814                 6,587                 5,356
                                                   ---------------       ---------------       ---------------

Other expenses:
   Salaries and employee
    benefits                                                22,972                18,750                16,438
   Net occupancy expense                                     5,823                 4,702                 4,424
   FDIC assessment                                             155                   120                 1,087
   Data processing                                           1,617                 1,533                 1,586
   Goodwill amortization                                       689                   524                   398
   Other operating expenses                                 10,098                 9,191                 7,927
                                                   ---------------       ---------------       ---------------

      Total other expenses                                  41,354                34,820                31,860
                                                   ---------------       ---------------       ---------------


                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                 Years Ended December 31, 1997, 1996, and 1995
               (Dollars in Thousands, Except Earnings Per Share)
-------------------------------------------------------------------------------

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----

Income before provision for
   income taxes                                    $        29,336       $        22,398       $         19,949
Provision for income taxes                                   9,011                 6,992                  6,109
                                                   ---------------       ---------------       ----------------

Net income                                         $        20,325       $        15,406       $         13,840
                                                   ===============       ===============       ================

Earnings per share - Basic                         $          2.09       $          1.73       $           1.59
                                                   ===============       ===============       ================

Earnings per share - Diluted                       $          2.08       $          1.73       $           1.59
                                                   ===============       ===============       ================


          See accompanying notes to consolidated financial statements.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 Years Ended December 31, 1997, 1996, and 1995
                            (Dollars in Thousands)
--------------------------------------------------------------------------------





                                                                         Common Stock                Capital
                                                                 -------------------------
                                                                    Shares             Amount            Surplus
                                                                 --------------   ---------------    ---------------

Balance, January 1, 1995                                            6,221,247    $        6,221    $         43,664
Poolings of interests:
   Wisconsin Ban Corp.                                                579,100               579                  12
   Citizens National Bancorp, Inc.                                    577,465               577                 368
                                                                 ------------    --------------    ----------------

Balance, January 1, 1995, as restated                               7,377,812             7,377              44,044
Net income
Cash dividends declared
Exercise of stock options                                                                                       (25)
Purchase of 40,000 shares of treasury
   common stock
Change in unrealized gain (loss) on
   securities available for sale -
   Net of tax
                                                                 ------------    --------------    ----------------

Balance, December 31, 1995                                          7,377,812             7,377              44,019
Acquisition of Monycor Bancshares,
   Inc.                                                               157,563               158                 649
Net income
Ten percent stock dividend                                            637,880               638              15,900
Cash dividends declared
Exercise of stock options                                                                                       (31)
Change in unrealized gain (loss) on
   securities available for sale -
   Net of tax
                                                                 ------------    --------------    ----------------

Balance, December 31, 1996                                          8,173,255             8,173              60,537
Acquisition of East Troy Bancshares,
   Inc.                                                               439,993               440                 494
Acquisition of Green County Bank                                      182,967               183               1,617
Acquisition of Clear Lake Bancorp, Inc.                               161,040               161               1,535
Net income
Ten percent stock dividend                                            821,875               822              22,193
Cash dividends declared
Exercise of stock options                                                                                       (42)
Change in unrealized gain (loss)
  on securities available for sale -
  Net of tax
                                                                 ------------    --------------    ----------------

Balance, December 31, 1997                                          9,779,130    $        9,779    $         86,334
                                                                 ============    ==============    ================

--------------------------------------------------------------------------------


                                                 Unrealized
                                               Gain (Loss) on
                                                Securities
        Retained            Treasury           Available for
        Earnings              Stock           Sale - Net of Tax           Total
      --------------     ---------------      -----------------      ---------------
      $       36,694     $          (110)   $            (3,538)     $        82,931

               5,954                                       (389)               6,156
               8,167                                       (393)               8,719
      --------------     ---------------    -------------------      ---------------

              50,815                (110)                (4,320)              97,806
              13,840                                                          13,840
              (4,308)                                                         (4,308)
                                     131                                         106
                                    (845)                                       (845)

                                                          4,364                4,364
      --------------     ---------------    -------------------      ---------------

              60,347                (824)                    44              110,963
                 838                                                           1,645
              15,406                                                          15,406
             (16,538)
              (5,424)                                                         (5,424)
                                     163                                         132

                                                           (517)                (517)
      --------------     ---------------    -------------------      ---------------

              54,629                (661)                  (473)             122,205
               6,788                                                           7,722
               1,437                                                           3,237
                 256                                                           1,952
              20,325                                                          20,325
             (23,015)
              (7,319)                                                         (7,319)
                                     269                                         227

                                                            494                  494
      --------------     ---------------    -------------------      ---------------

      $       53,101     $          (392)   $                21      $       148,843
      ==============     ===============    ===================      ===============


          See accompanying notes to consolidated financial statements.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996, and 1995
                            (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                          1997                  1996                   1995
                                                          ----                  ----                   ----
Increase (decrease) in cash and
   cash equivalents:
  Cash flows from operating activities:

     Net income                                    $        20,325       $        15,406       $        13,840
                                                   ---------------       ---------------       ---------------

     Adjustments to reconcile net
       income to net cash provided
      by operating activities:
       Provision for depreciation
        and net amortization                                 3,188                 2,689                 2,547
       Provision for credit losses                           2,826                 2,904                 1,713
       Credit for deferred income
        taxes                                                 (173)                 (867)                 (299)
       Net security gains                                     (194)                  (59)                  (34)
       (Gain) loss on sale of
         premises and equipment and
         other real estate                                    (231)                   (5)                  (49)
       Change in other assets                               (1,711)               (1,483)                 (195)
       Change in other
         liabilities                                           456                (1,004)                3,979
                                                   ---------------       ---------------       ---------------

          Total adjustments                                  4,161                 2,175                 7,662
                                                   ---------------       ---------------       ---------------

  Net cash provided by
       operating activities                                 24,486                17,581                21,502
                                                   ---------------       ---------------       ---------------

  Cash flows from investing
     activities:
     Net decrease in
       interest-bearing deposits
      in other financial
       institutions                                              2                   456                   487
     Proceeds from sale of
       securities available
       for sale                                              8,265                 7,188                14,116
     Proceeds from maturities
       of securities:
       Available for sale                                   40,278                55,309                32,608
       Held to maturity                                     11,403                 5,951                13,309
     Payment for purchases of
       securities:
       Available for sale                                  (75,420)              (30,899)              (37,299)
       Held to maturity                                    (22,610)              (26,841)              (19,085)
     Net increase in loans                                (139,674)             (135,253)              (57,997)
     Capital expenditures                                   (3,965)               (8,263)               (2,423)
     Proceeds from sale of
       premises and
      equipment                                                322                   284                    16
     Proceeds from sale of
       other real estate                                     2,595                   318                   713
     Acquisition of stock in
       subsidiary banks -
      Net of cash received                                  44,816                  (484)                  (23)
                                                   ---------------       ---------------       ---------------

  Net cash used in
     investing activities                                 (133,988)             (132,234)              (55,578)
                                                   ---------------       ---------------       ---------------

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 Years Ended December 31, 1997, 1996, and 1995
                            (Dollars in Thousands)
--------------------------------------------------------------------------------



                                                              1997                  1996                   1995
                                                              ----                  ----                   ----
  Cash flows from financing activities:
     Net increase in deposits                      $        90,272       $        86,948       $        67,795
     Net increase (decrease) in
       short-term borrowings                                 5,222                29,636                (8,369)
     Proceeds from other borrowings                         49,036                 8,720                 8,845
     Principal payments on other
      borrowings                                            (7,300)               (9,076)               (1,274)
     Proceeds from exercise of stock
       options                                                 227                   132                   106
     Purchase of shares of treasury
      common stock                                                                                        (845)
     Dividends paid                                         (7,319)               (5,424)               (4,308)
                                                   ---------------       ---------------       ---------------

  Net cash provided by
     financing activities                                  130,138               110,936                61,950
                                                   ---------------       ---------------       ---------------

Net increase (decrease) in cash
     and cash equivalents                                   20,636                (3,717)               27,874
Cash and cash equivalents
     at beginning                                           72,692                76,409                48,535
                                                   ---------------       ---------------       ---------------

Cash and cash equivalents
     at end                                        $        93,328       $        72,692       $        76,409
                                                   ===============       ===============       ===============

Supplemental cash flow information:
----------------------------------

Cash paid during the year for:
  Interest                                         $        57,318       $        45,066       $        36,857
  Income taxes                                               9,783                 7,736                 6,619

Noncash investing and financing activities:
------------------------------------------

Loans transferred to other
  real estate                                      $         1,351       $         1,580       $           338

See Note 3 for details of noncash consideration paid in acquisitions which occurred in 1997, 1996, and 1995.

          See accompanying notes to consolidated financial statements.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of F&M Bancorporation, Inc. (the "Company") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. Significant accounting policies are summarized below.

Nature of Operations

F&M Bancorporation, Inc. is a Wisconsin multibank holding company. Its subsidiary banks provide a full range of commercial and retail banking services to customers throughout Wisconsin. Through its subsidiary banks, the Company provides to its customers commercial, real estate, agricultural, and consumer loans, as well as a variety of traditional deposit and trust products.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and non-interest-bearing deposits in correspondent banks and federal funds sold. Generally, federal funds are sold for one-day periods.

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

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed principally on the straight-line method and is based on the estimated useful lives of the assets.

Goodwill

The excess of cost over the net assets of subsidiaries acquired is amortized from the date of acquisition using the straight-line method over periods ranging from ten to fifteen years.

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

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Future Accounting Changes

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This statement also requires that an enterprise, a) classify items of other comprehensive income by their nature in a financial statement and, b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management, at this time, cannot determine the effect that adoption of this statement may have on the consolidated financial statements of the Company as comprehensive income is dependent on the amount and nature of assets and liabilities held which generate nonincome changes to equity.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement is not expected to have an effect on the financial position or operating results of the Company, but may require additional disclosures in the consolidated financial statements.


NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLES
FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. The Company adopted the provisions of SFAS No. 125 effective January 1, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement provides guidelines for classification of a transfer as a sale. The statement also requires liabilities incurred or obtained by transferors as part of a transfer of financial assets be initially recorded at fair value. Subsequent to acquisition, the servicing assets and liabilities are to be amortized over the estimated net servicing period.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - BUSINESS COMBINATIONS

On January 10, 1997, the Company acquired, through a merger, 100% of the outstanding stock of East Troy Bancshares, Inc. which owned 100% of State Bank of East Troy (n/k/a F&M Bank - East Troy) in exchange for 483,992 shares (after giving effect to the 10% stock dividend) of the Company's stock.

On February 27, 1997, the Company acquired, through a merger, 100% of the outstanding stock of Green County Bank (n/k/a F&M Bank - Brodhead) in exchange for 201,264 shares (after giving effect to the 10% stock dividend) of the Company's stock.

On August 12, 1997, the Company acquired, through a merger, 100% of the outstanding stock of Clear Lake Bancorp, Inc. which owned 98.17% of Landmark Bank (n/k/a F&M Bank - Landmark) in exchange for 161,040 shares of the Company's stock. The minority shares of Landmark Bank were subsequently acquired for cash.

The above transactions have been accounted for as poolings of interests. The transactions were not material to the Company's consolidated financial statements; accordingly, previously reported financial information has not been restated to include the results of these acquisitions.

On May 30, 1997, the Company acquired, through a merger, 100% of the outstanding shares of Wisconsin Ban Corp., which owned 100% of Prairie City Bank (n/k/a F&M Bank - Prairie du Chien), in exchange for 637,010 shares (after giving effect to the 10% stock dividend) of the Company's stock. In addition, the Company redeemed the outstanding preferred stock of Wisconsin Ban Corp. for cash of $350,871. Cash of $2,634,825 was also used to pay the indebtedness of Wisconsin Ban Corp. to its shareholders.

On August 14, 1997, the Company acquired, through a merger, 100% of the outstanding shares of Citizens National Bancorp, Inc. which owned 100% of Citizens National Bank of Darlington (n/k/a F&M Bank - Darlington, N.A.) in exchange for 577,465 shares of the Company's stock.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

These transactions have been accounted for as poolings of interests. All financial information included in the consolidated financial statements and notes thereto has been restated to include the results of Wisconsin Ban Corp. and Citizens National Bancorp, Inc. The following summarizes the separate results of operations of the Company, Wisconsin Ban Corp., and Citizens National Bancorp, Inc. (through the acquisition dates noted above) for the years ended December 31:

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
                                                        (Dollars in Thousands, Except Earnings Per Share)
  Net interest income:
     F&M Bancorporation, Inc.                      $        61,607       $        47,631       $        42,284
     Wisconsin Ban Corp.                                     1,396                 3,156                 3,190
     Citizens National Bancorp, Inc.                         1,699                 2,748                 2,692
                                                   ---------------       ---------------       ---------------

       Combined and restated                       $        64,702       $        53,535       $        48,166
                                                   ===============       ===============       ===============

  Net income:
     F&M Bancorporation, Inc.                      $        19,333       $        14,413       $        11,987
     Wisconsin Ban Corp.                                       470                   705                 1,087
     Citizens National Bancorp, Inc.                           522                   288                   766
                                                   ---------------       ---------------       ---------------

       Combined and restated                       $        20,325       $        15,406       $        13,840
                                                   ===============       ===============       ===============

  Earnings per share - Basic:
     F&M Bancorporation, Inc.                      $          2.12       $          1.88       $           1.60
                                                   ===============       ===============       ================
     Combined and restated                         $          2.09       $          1.73       $           1.59
                                                   ===============       ===============       ================

  Earnings per share - Diluted:
     F&M Bancorporation, Inc.                      $          2.11       $          1.87       $           1.59
                                                   ===============       ===============       ================
     Combined and restated                         $          2.08       $          1.73       $           1.59
                                                   ===============       ===============       ================


On February 5, 1996, the Company acquired, through a merger, 100% of the outstanding stock of Monycor Bancshares, Inc. ("Monycor") which owned 98.408% of Monycor Bank of Superior (n/k/a F&M Bank - Superior) in exchange for 190,650 shares (after giving effect to the 10% stock dividends) of the Company's stock. This transaction has been accounted for as a pooling of interests, although the transaction was not material to the Company's financial statements and, accordingly, prior financial statements were not restated. The minority shares of Monycor Bank of Superior were subsequently acquired for cash.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

On June 28, 1996, F&M Bancorporation, Inc. acquired, through a merger, 100% of the outstanding stock of Community State Bank (n/k/a F&M Bank - Algoma) in exchange for 465,489 shares of the Company's stock. This transaction has been accounted for as a pooling of interests. All financial information included in the consolidated financial statements and notes thereto has been restated to include the results of Community State Bank.

On January 9, 1995, the Company acquired 100% of the outstanding stock of Union State Bank (n/k/a F&M Bank - Waushara County) in an exchange offer. Company stock totaling 896,078 shares was issued in exchange for 99.97% of the outstanding shares of Union State Bank. The remaining shares of Union State Bank stock were acquired for cash. This transaction has been accounted for as a pooling of interests. All financial information included in the consolidated financial statements and notes thereto has been restated to include the results of Union State Bank.


NOTE 4 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $5,402,000 are restricted at December 31, 1997, to meet the reserve requirements of the Federal Reserve System.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INVESTMENT SECURITIES

The estimated fair value and amortized cost of investment securities at December 31 are as follows:

                                                               Gross              Gross
                                          Estimated         Unrealized         Unrealized         Amortized
                                          Fair Value           Gains             Losses              Cost
                                       ---------------    ---------------    ---------------   ----------------
                                                               (Dollars in Thousands)
1997
----
Investment securities available
 for sale:
   U.S. Treasury securities and
    obligations of U.S.
    government corporations
      and agencies                     $        42,657    $            72    $            46   $         42,631
   Obligations of states
      and political
      subdivisions                              11,123                 35                 22             11,110
   Mortgage-related
      securities                               101,894                486                518            101,926
   Other securities                             22,729                 57                 30             22,702
                                       ---------------    ---------------    ---------------   ----------------

   Total investment securities
    available for sale                 $       178,403    $           650    $           616   $        178,369
                                       ===============    ===============    ===============   ================

Investment securities held
 to maturity - Obligations of
 states and political
 subdivisions                          $       133,040    $         4,808    $             8   $        128,240
                                       ===============    ===============    ===============   ================

1996
----

Investment securities available
 for sale:
   U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                       $        50,305    $            73    $           230   $         50,462
   Obligations of states and
    political
    subdivisions                                23,674                 73                311             23,912
   Mortgage-related
    securities                                  64,995                381                759             65,373
   Other securities                             15,772                 31                 25             15,766
                                       ---------------    ---------------    ---------------   ----------------

   Total investment securities
    available for sale                 $       154,746    $           558    $         1,325   $        155,513
                                       ===============    ===============    ===============   ================

Investment securities held
 to maturity - Obligations of
 states and political
 subdivisions                          $        96,824    $         2,012    $           218   $        95,030
                                       ===============    ===============    ===============   ================

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

Fair values of securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

The estimated fair value and amortized cost of investment securities (available for sale and held to maturity) at December 31, 1997, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Securities Available for Sale          Securities Held to Maturity
                                       ---------------------------------     ---------------------------------
                                          Estimated          Amortized         Estimated           Amortized
                                          Fair Value           Cost            Fair Value             Cost
                                       ---------------    ---------------    ---------------   ----------------
                                                               (Dollars in Thousands)
   Due in three months or less          $        16,852    $    16,883       $       1,113    $       1,111
   Due after three months
      through one year                           15,225         15,246               6,628            6,579
   Due after one year
      through five years                         36,476         36,428              29,313           28,537
   Due after five years
      through ten years                           3,008          2,996              38,723           37,229
   Due after ten years                            4,948          4,890              57,263           54,784
                                      -----------------   ------------       -------------    -------------

                                                 76,509         76,443             133,040          128,240

   Mortgage-related securities                  101,894        101,926
                                      -----------------   ------------       -------------    -------------

   Total                              $         178,403   $    178,369       $     133,040    $     128,240
                                      =================   ============       =============    =============

Following is a summary of the proceeds from sales of investment securities available for sale as well as gross gains and losses for the years ended December 31:

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
                                                                      (Dollars in Thousands)
   Proceeds from sales of investment
    securities                                     $         8,265       $         7,188       $        14,116
   Gross gains on sales                                        206                   151                   121
   Gross losses on sales                                        12                    92                    87

The estimated fair value and amortized cost of investment securities pledged to secure public deposits, short-term borrowings, and for other purposes required by law were $38,049,000 and $38,139,000, respectively, as of December 31, 1997.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

The obligations of states and political subdivisions are generally purchased with the intent to hold to maturity. A significant portion of these securities are rated by Moody's with ratings ranging from A to AAA. For those securities not rated, market values are obtained from brokerage services utilized by the Company. At December 31, 1997, the total carrying value of nonrated obligations of states and political subdivisions was $34,170,000.


NOTE 6 - LOANS

The composition of loans at December 31 follows:


                                                                               1997                  1996
                                                                               ----                  ----
                                                                             (Dollars in Thousands)
   Commercial, industrial, and financial                                 $       244,629       $       188,952
   Agricultural                                                                   79,351                80,245
   Real estate:
      Construction                                                                38,929                36,822
      Mortgage                                                                   748,874               596,691
   Installment                                                                    86,112                67,844
                                                                         ---------------       ---------------

   Total loans                                                           $     1,197,895       $       970,554
                                                                         ===============       ===============

The aggregate amount of nonperforming loans was $10,998,000 and $13,003,000 at December 31, 1997 and 1996, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, those loans on a nonaccrual status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. If nonaccrual and renegotiated loans had been current, or not troubled, $1,085,000, $886,000, and $632,000 of interest income would have been recorded for the years ended December 31, 1997, 1996, and 1995, respectively. Interest income actually recorded on these loans was $369,000, $251,000, and $213,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

The recorded investment in loans considered to be impaired was $5,603,000 and $7,483,000 of which $4,053,000 and $5,144,000 was on a nonaccrual basis at December 31, 1997 and 1996, respectively. The related allowance for credit losses on impaired loans was $1,303,000 and $1,207,000 as of December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans was $6,657,000 and $5,923,000 during 1997 and 1996, respectively. The Company recognized interest income on those impaired loans of $215,000, $392,000, and $364,000 which included $197,000, $378,000, and $356,000 of interest income recognized using the cash basis method of income recognition for the years ended December 31, 1997, 1996, and 1995, respectively.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - LOANS (CONTINUED)

The subsidiary banks in the ordinary course of banking business grant loans to the Company's executive officers and directors including their families and firms in which they are principal owners.

Substantially all loans to executive officers and directors were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Activity in such loans during 1997 is summarized below:

                                                                      (Dollars in Thousands)
   Loans outstanding, January 1, 1997                                    $        19,045
   New loans                                                                      13,443
   Repayment                                                                     (12,626)
                                                                         ---------------

   Loans outstanding, December 31, 1997                                  $        19,862
                                                                         ===============

An analysis of the allowance for credit losses for the years ended December 31 follows:

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
                                                                      (Dollars in Thousands)
   Balance, January 1                              $        12,319       $        10,060       $         9,255
   Provision for credit losses                               2,826                 2,904                 1,713
   Allowance for credit losses of
    banks acquired at date of
    acquisition                                              1,329                   587
   Recoveries on loans                                         363                   281                   301
   Loans charged off                                        (1,747)               (1,513)               (1,209)
                                                   ---------------       ---------------       ---------------

   Balance, December 31                            $        15,090       $        12,319       $        10,060
                                                   ===============       ===============       ===============

The financial statements do not include loans serviced for others, which totaled $134,491,000 at December 31, 1997.


NOTE 7 - MORTGAGE SERVICING RIGHTS

An analysis of changes in mortgage servicing rights for the years ended December 31 follows:

                                                         1997                  1996
                                                         ----                  ----
                                                            (Dollars in Thousands)
   Balance, January 1                              $           260       $
   Capitalized amounts                                         599                   297
   Less - Amortization                                         128                    37
                                                   ---------------       ---------------

   Balance, December 31                            $           731       $           260
                                                   ===============       ===============

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - MORTGAGE SERVICING RIGHTS (CONTINUED)

No impairment of mortgage servicing rights existed at December 31, 1997 and 1996; therefore, no valuation allowance was recorded.

The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 1997 and 1996.


NOTE 8 - PREMISES AND EQUIPMENT

An analysis of premises and equipment at December 31 follows:

                                                                               1997                  1996
                                                                               ----                  ----
                                                                                   (Dollars in Thousands)
   Land                                                                  $         4,839       $         5,079
   Buildings and improvements                                                     31,442                26,545
   Furniture and equipment                                                        19,356                17,963
   Construction in progress                                                          211                   703
                                                                         ---------------       ---------------

   Totals                                                                         55,848                50,290
   Less - Accumulated depreciation and
      amortization                                                                22,990                20,667
                                                                         ---------------       ---------------

   Net book value                                                        $        32,858       $        29,623
                                                                         ===============       ===============

Depreciation and amortization of premises and equipment charged to operating expenses amounted to $2,623,000 in 1997, $2,145,000 in 1996, and $1,926,000 in
1995.


NOTE 9 - OTHER REAL ESTATE

Included in other assets is other real estate totaling $917,000 and $1,842,000 at December 31, 1997 and 1996, respectively. There is no allowance for losses on other real estate. Other real estate expenses totaled $156,000, $140,000, and $133,000 for 1997, 1996, and 1995, respectively.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - DEPOSITS

The distribution of deposits at December 31 is as follows:

                                                                               1997                  1996
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Non-interest-bearing demand deposits                                 $        180,312       $        150,849
   Interest-bearing demand deposits                                              112,843                100,998
   Savings deposits                                                              175,528                150,401
   Money market deposits                                                         239,450                166,649
   Time deposits                                                                 665,239                571,474
                                                                         ---------------       ----------------

   Total deposits                                                        $     1,373,372       $      1,140,371
                                                                         ===============       ================

Time deposits of $100,000 or more were $149,642,000 and $99,859,000 at December 31, 1997 and 1996, respectively. Interest expense on time deposits of $100,000 or more was $7,359,000, $5,407,000, and $4,349,000 for the years ended December 31, 1997, 1996, and 1995, respectively.


NOTE 11 - SHORT-TERM BORROWINGS

The short-term borrowings of $47,685,000 and $42,263,000 at December 31, 1997 and 1996, respectively, consisted of federal funds purchased and securities sold under repurchase agreements.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

                                                                               1997                  1996
                                                                               ----                  ----
                                                                                (Dollars in Thousands)

   As of year-end - Weighted average rate                                           6.62%                  6.37%

   For the year:
      Highest month-end balance                                          $        79,021       $         45,237
      Daily average balance                                                       56,678                 33,833
      Weighted average rate                                                         5.80%                  5.47%


                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - OTHER BORROWINGS

Other borrowings at December 31 consist of the following:

                                                                           1997                  1996
                                                                           ----                  ----
                                                                                (Dollars in Thousands)
   Federal Home Loan Bank advances (a)                           $            60,929   $            18,177
   Note payable to former stockholder (b)                                                               17
                                                                 -------------------   -------------------

   Totals                                                        $            60,929   $            18,194
                                                                 ===================   ===================

(a) As members of the Federal Home Loan Bank (FHLB) system, individual bank subsidiaries may utilize various borrowing alternatives, secured by pledges of mortgage loans (totaling $276,637,000) and FHLB stock. At December 31, 1997, the subsidiaries' outstanding advances had original maturities ranging from five months to eight years and fixed and adjustable rates ranging from 5.26% to 7.73%. Interest is payable monthly.

      The scheduled principal maturities of these advances at December 31, 1997, are summarized as follows:

                                                (Dollars in Thousands)
           1998                                    $        30,200
           1999                                              1,229
           2000                                             18,200
           2001                                                200
           Thereafter                                       11,100
                                                   ---------------

                                                   $        60,929
                                                   ===============

(b)   Note payable was due January 1, 1997.  The note was unsecured.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - INCOME TAXES

The components of the provision for income taxes are as follows for the years ended December 31:

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
                                                                      (Dollars in Thousands)
   Current tax expense:
      Federal                                      $         7,481       $         6,418       $         5,376
      State                                                  1,703                 1,441                 1,032
                                                   ---------------       ---------------       ---------------

   Total current                                             9,184                 7,859                 6,408
                                                   ---------------       ---------------       ---------------

   Deferred tax credit                                        (171)                 (883)                 (327)
                                                   ---------------       ---------------       ---------------

   Subtotals                                                 9,013                 6,976                 6,081
   Change in valuation
      allowance                                                 (2)                   16                    28
                                                   ---------------       ---------------       ---------------

   Total provision for
      income taxes                                 $         9,011       $         6,992       $         6,109
                                                   ===============       ===============       ===============

Included in the total provision for income taxes is expense of $70,000, $20,000, and $12,000 for the years ended December 31, 1997, 1996, and 1995, respectively, related to security transactions.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - INCOME TAXES (CONTINUED)

As of December 31, 1997 and 1996, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of deferred tax assets and deferred tax liabilities are as follows:

                                                                               1997                  1996
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Deferred tax assets:
      Allowance for credit losses                                        $         5,305       $         3,910
      Deferred compensation                                                          223                   232
      Nonperforming assets                                                                                 528
      Net operating losses                                                         1,183                 1,010
      Pension                                                                        233                   272
      Other                                                                          196                   217
      Unrealized loss on securities available for sale                                                     294
                                                                         ---------------       ---------------

                                                                                   7,140                 6,463

      Valuation allowance                                                           (864)                 (756)
                                                                         ---------------       ----------------

      Deferred tax assets                                                          6,276                 5,707
                                                                         ---------------       ---------------

   Deferred tax liabilities:
      Depreciation                                                                (1,829)               (1,571)
      Mortgage servicing rights                                                     (249)                 (102)
      Other                                                                          (52)                  (37)
      Unrealized gain on securities
         available for sale                                                          (13)
                                                                         ---------------       ----------------

      Deferred tax liabilities                                                    (2,143)               (1,710)
                                                                         ---------------       ---------------

   Net deferred tax assets                                               $         4,133       $         3,997
                                                                         ===============       ===============

The change in net deferred assets in 1997 includes changes related to acquisitions and $308,000 of tax expense allocated directly to stockholders' equity for unrealized gains on securities available for sale.

The Company and one of its subsidiaries have separate Wisconsin net operating loss carryforwards totaling $16,662,000 at December 31, 1997. These net operating loss carryforwards begin to expire in 1998. Since the Company and these subsidiaries are required to file separate returns for Wisconsin and they are not expected to generate taxable income, no tax benefit from these losses is anticipated. The valuation allowance represents the benefit of these losses, which is not expected to be realized.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - INCOME TAXES (CONTINUED)

One subsidiary has a federal net operating loss carryforward of $382,000 and two other subsidiaries have Wisconsin net operating loss carryforwards of $3,632,000. These carryforwards occurred prior to the acquisition of these subsidiaries and, therefore, can only be used to offset future taxable income of these subsidiaries. The federal carryforwards begin to expire in 2001 and the Wisconsin carryforwards begin to expire in 2006. Based on the annual usage limitations, it is expected these net operating losses will be utilized.

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                       1997                          1996                           1995
                          ---------------------------   ----------------------------    ---------------------------


                                              % of                          % of                           % of
                                             Pretax                        Pretax                         Pretax
                             Amount          Income         Amount         Income         Amount          Income
                          -------------    ----------   --------------   ----------    -------------    ----------
                                                          (Dollars in Thousands)
Tax expense at
 statutory
 rate                             9,974         34.0       $  7,615        34.0       $     6,783            34.0
Increase (decrease)
 in taxes resulting
 from:
   Tax-exempt
      interest                   (2,304)        (7.9)        (1,875)       (8.4)           (1,529)           (7.7)
   State income
      taxes                       1,066          3.6            852         3.8               741             3.7
   Goodwill
    amortization                    195          0.7            178         0.8               135             0.7
   Other                             80          0.3            222         1.0               (21)           (0.1)
                               --------       ------       --------       -----       -----------          ------
Provision for income
 taxes                          $ 9,011         30.7       $  6,992        31.2       $     6,109            30.6
                               ========       ======       ========       =====       ===========          ======


NOTE 14 - RETIREMENT PLANS

The Company sponsors a defined contribution 401(k) retirement savings plan covering substantially all employees. Employees are allowed to make voluntary contributions to the plan. The Company makes a matching contribution which is based on the Company's return on equity. The Company may also make a discretionary profit-sharing contribution.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - RETIREMENT PLANS (CONTINUED)

F&M Bank - Lakeland continues to maintain an Employee Stock Ownership Plan
(ESOP), which was established prior to the Company's acquisition of this bank. The assets of this plan, which include 185,353 shares of the Company stock, remain frozen and have not been transferred into the Company's 401(k) retirement savings plan as of December 31, 1997.

F&M Bank - East Troy, F&M Bank - Brodhead, F&M Bank - Prairie du Chien, F&M Bank - Landmark, and F&M Bank - Darlington, N.A. sponsor defined contribution 401(k) retirement savings plans which cover substantially all of their respective employees. The contributions to these plans for 1997 were consistent with those of the Company's 401(k) retirement savings plan discussed above. It is expected that the assets of these plans will be transferred into the Company's plan during 1998.

Retirement plan contribution expense charged to operations for all plans (excluding the defined benefit pension plan discussed below) totaled $1,392,000, $1,092,000, and $1,035,000 for 1997, 1996, and 1995, respectively.

F&M Bank - Waushara County sponsored a defined benefit plan covering substantially all employees of the former Union State Bank. Effective August 27, 1994, the plan was frozen resulting in a plan curtailment. Subsequent to the curtailment, plan participants will not accrue any additional benefit for service. The Bank's funding policy is to make contributions on an annual basis to the extent allowed for tax purposes. The following table sets forth F&M Bank - Waushara County's defined benefit pension plan funded status and amounts reflected in the accompanying consolidated balance sheets at December 31:

                                                                               1997                  1996
                                                                               ----                  ----
                                                                                (Dollars in Thousands)
   Actuarial present value of
      benefit obligation                                                 $        (2,109)      $        (2,227)
   Plan assets at fair value                                                       1,398                 1,464
                                                                         ---------------       ---------------

   Accrued pension cost recognized
      in the consolidated
       balance sheets                                                    $          (711)      $          (763)
                                                                         ===============       ===============



                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - RETIREMENT PLANS (CONTINUED)

Net pension cost included the following components:

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
                                                                      (Dollars in Thousands)
   Interest cost on
      projected benefit
     obligation                                    $           126       $           128       $           161
   Net amortization and
      deferral                                                 (21)                  (12)                  (36)
                                                   ---------------       ---------------       ---------------

   Total periodic pension cost                                 105                   116                   125
   Less - Actual return on
      plan assets                                               82                    90                   105
                                                   ---------------       ---------------       ---------------

   Net periodic pension cost                       $            23       $            26       $            20
                                                   ===============       ===============       ===============

The following assumptions were used in determining the projected benefit obligation:

                                                             1997                  1996                  1995
                                                             ----                  ----                  ----
   Discount rate                                              6.0%                  6.0%                   6.0%
   Rates of increase in
      compensation levels                                     0.0%                  0.0%                   0.0%
   Expected long-term rate of
      return on assets                                        7.5%                  7.5%                   7.5%

The plan assets consist primarily of insurance investment contracts, U.S. government securities, and short-term mutual funds.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - STOCKHOLDERS' EQUITY

Earnings per share are based upon the weighted average number of shares outstanding, restated to reflect the 10% stock dividends paid to stockholders on June 9, 1997 and June 10, 1996. The following shows the computation of the basic and diluted earnings per share for the years ended December 31:

                                                                             Weighted
                                                                             Average
                                                                            Number of            Earnings Per
                                                      Net Income              Shares                Share
                                                   ---------------       ---------------       ----------------
                                                    (In Thousands)
1997
----
Earnings per share - Basic                         $        20,325             9,745,459       $           2.09
                                                                                               ================
Effect of stock options - Net                                                     48,025
                                                   ---------------       ---------------

Earnings per share - Diluted                       $        20,325             9,793,484       $           2.08
                                                   ===============       ================      ================

1996
----
Earnings per share - Basic                         $        15,406             8,890,517       $           1.73
                                                                                               ================
Effect of stock options - Net                                                     30,007
                                                   ---------------       ---------------

Earnings per share - Diluted                       $        15,406             8,920,524       $           1.73
                                                   ===============       ================      ================

1995
----
Earnings per share - Basic                         $        13,840             8,694,464       $           1.59
                                                                                               ================
Effect of stock options - Net                                                     18,586
                                                   ---------------       ---------------

Earnings per share - Diluted                       $        13,840             8,713,050       $           1.59
                                                   ===============       ================      ================

On June 9, 1997, the Company issued 821,875 shares of common stock as a 10% stock dividend. These shares had a value of $23,015,000 at the date of issuance. All references to the number of shares of common stock in the footnotes have been restated for the stock dividend; however, on the financial statements, these shares are recognized as having been issued in 1997.

On June 10, 1996, the Company issued 637,880 shares of common stock as a 10% stock dividend. These shares had a value of $16,538,000 at the date of issuance. All references to the number of shares of common stock in the footnotes have been restated for the stock dividend; however, on the financial statements, these shares are recognized as having been issued in 1996.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notifications from the supervisory agencies categorized all of the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10.0%, 6.0%, and 5.0%, respectively. There are no conditions or events since those notifications that management believes have changed the subsidiary banks' categories.

The Company's consolidated actual and minimum regulatory capital amounts (in thousands) and ratios, as of December 31, are presented in the following table:

                                                                      1997
                                            ----------------------------------------------------
                                                                                    For Capital
                                              Actual Adequacy Purposes
                                            ----------------------------------------
                                              Amount        Ratio      Amount         Ratio
                                            -----------     -----      -------        -----
Total capital (to
   risk-weighted assets)                    $  154,163      12.6%    >$  98,050        >8.0%
                                                                     -                 -
Tier I capital (to
   risk-weighted assets)                    $  139,073      11.4%    >$  49,025        >4.0%
                                                                     -                 -
Tier I capital (to
   average assets)                          $  139,073       8.7%    >$  64,322        >4.0%
                                                                     -                 -

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

                                                                   1996
                                            ----------------------------------------------------------
                                                                                       For Capital
                                                 Actual Adequacy Purposes
                                            ---------------------------------
                                               Amount        Ratio         Amount             Ratio
                                            -----------    ----------   ---------------   ---------
Total capital (to
   risk-weighted assets)                    $  128,371       13.0%       >$  78,984          >8.0%
                                                                         -                   -
Tier I capital (to
   risk-weighted assets)                    $  116,052       11.8%       >$  39,492          >4.0%
                                                                         -                   -
Tier I capital (to
   average assets)                          $  116,052        8.9%       >$  51,982          >4.0%
                                                                         -                   -

Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts. At December 31, 1997, the Company's subsidiaries could have paid $45,483,000 of additional dividends to the Company without prior regulatory approval.


NOTE 16 - STOCK OPTION PLANS

The Company sponsors two stock option plans, one for officers and employees (the "Executive Plan") and one for nonemployee directors (the "Directors' Plan"). Options under the Executive Plan are granted at the discretion of the stock option committee of the Company's Board of Directors. Options under the Directors' Plan are granted automatically each year at a date and in an amount specified in the Directors' Plan. Under both plans, options to purchase shares of the Company's common stock are granted at a price equal to the market price of the stock at the date of grant. A total of 181,500 shares were made available for grant under these plans.

The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the years ended December 31:

                                                             1997                  1996                  1995
                                                             ----                  ----                  ----
   Dividend yield                                            2.00%                 2.76%                 2.76%
   Risk-free interest rate                                   5.46%                 5.13%                 5.13%
   Weighted average expected
      life (years)                                            4.4                   4.3                   4.3
   Expected volatility                                      37.20%                23.44%                23.44%


The weighted average fair value of options granted as of their grant date, using the assumptions shown above, was computed at $5.75, $2.70, and $2.10 per share for options granted in 1997, 1996, and 1995, respectively.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - STOCK OPTION PLANS (CONTINUED)

No compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced as follows:

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
                                                   (Dollars in Thousands, Except Earnings Per Share)
   Net income:
   ----------

      As reported                                  $        20,325       $        15,406       $         13,840
                                                   ===============       ===============       ================

      Pro forma                                    $        20,181       $        15,350       $         13,794
                                                   ===============       ===============       ================

   Earnings per share - Basic:
   --------------------------

      As reported                                  $          2.09       $          1.73       $           1.59
                                                   ===============       ===============       ================

      Pro forma                                    $          2.07       $          1.73       $           1.59
                                                   ===============       ===============       ================

   Earnings per share - Diluted:
   ----------------------------

      As reported                                  $          2.08       $          1.73       $           1.59
                                                   ===============       ===============       ================

      Pro forma                                    $          2.06       $          1.72       $           1.58
                                                   ===============       ===============       ================


Following is a summary of stock option transactions for the years ended December 31:

                                                                     Number of Shares
                                                   ------------------------------------------------------------
                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
Outstanding at beginning of
   year                                                     77,223                54,954                42,740
Granted during the year                                     25,135                27,969                23,714
Exercised during the year (at
   prices ranging from
   $16.53 to $26.82 per share)                             (13,970)               (5,700)               (4,500)
Canceled during the year                                                                                (7,000)
                                                   ---------------       ---------------       ---------------

Outstanding at end of year                                  88,388                77,223                54,954
                                                   ===============       ===============       ===============

Weighted average exercise
   price per share
   granted during the year                         $         26.98       $         21.71       $         17.63
                                                   ===============       ===============       ===============

Available for grant at
   end of year                                              68,942                94,077                122,046
                                                   ===============       ===============       ================

Options granted under these plans expire ten years after the grant.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - STOCK OPTION PLANS (CONTINUED)

Following is a summary of the options outstanding at December 31, 1997:

                                                                    Weighted
                                                                     Average              Weighted
                                                                    Remaining              Average
           Exercise                                                Contractual            Exercise
           Price Range                          Number            Life - Years              Price
           ----------------                 ------------         -------------          ------------
           $16.53 to $17.77                        40,344                6.7            $      17.17
           $21.65 to $21.90                        25,109                8.1                   21.72
           $26.82 to $27.39                        22,935                9.1                   27.00
                                            -------------         ----------            ------------

Totals                                             88,388                7.7            $      21.01
                                            =============          =========            ============

All options outstanding at December 31, 1997, were exercisable.

In connection with an acquisition in 1994, an unexercised option under a separate stock option plan was converted into an option for 15,958 shares of the Company's common stock with an exercise price of $7.73 per share. During 1997, 1996, and 1995, the option was exercised for 1,500, 2,000, and 1,500 shares, respectively. The option remains outstanding for 7,158 shares as of December 31, 1997. The option expires December 15, 2002.


NOTE 17 - ADVERTISING COSTS

Advertising costs are expensed as incurred (or the first time advertising takes place). Advertising expense for 1997, 1996, and 1995 was $1,095,000, $768,000, and $688,000, respectively.


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

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 1997 and 1996, are as follows:

                                                           1997               1996
                                                           ----               ----
                                                           (Dollars in Thousands)
   Commitments to extend credit                            120,740       $   92,117
   Standby letters of credit                                 2,271            5,728
   Credit card commitments                                  24,991           20,189
                                                         ---------       ----------

                                                         $ 148,002       $  118,034
                                                         =========       ==========

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

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

Concentration of Credit Risk

The Company's subsidiary banks grant residential, commercial, agricultural, and consumer loans throughout Wisconsin. Due to the diversity of locations, the ability of debtors to honor their contracts is not tied to any particular economic sector.


NOTE 19 - PENDING ACQUISITIONS

On June 10, 1997, the Company signed a Plan and Agreement of Merger and Reorganization to acquire 100% of the outstanding shares of Sentry Bancorp.,
Inc., in exchange for cash.   Sentry Bancorp., Inc. owns 100% of the stock of
Cannon Valley Bank. This transaction has received regulatory and stockholder approval. The transaction is expected to be completed in the first quarter of 1998.

On September 30, 1997, the Company signed a Plan and Agreement of Merger and Reorganization to acquire 100% of the outstanding shares of Bank of South Wayne in exchange for Company stock. This transaction has received stockholder approval and is subject to regulatory approval. The transaction is expected to be completed in the first quarter of 1998.

On December 1, 1997, the Company signed a Plan and Agreement of Merger and Reorganization to acquire 100% of the outstanding shares of BancSecurity Corporation, Inc. in exchange for Company stock. BancSecurity Corporation, Inc. owns 100% of Security Bank, Story County Bank and Trust, and Security Bank Jasper-Poweshiek. This transaction is subject to regulatory and stockholder approval. The transaction is expected to be completed in the second quarter of 1998.

On December 31, 1997, the Company signed a Plan and Agreement of Merger and Reorganization to acquire 100% of the outstanding shares of Financial Management Services of Jefferson, Inc. in exchange for Company stock.
Financial Management Services of Jefferson, Inc. owns 100% of Farmers & Merchants Bank. This transaction is subject to regulatory and stockholder approval. The transaction is expected to be completed in the second quarter of 1998.

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents information for financial instruments at December
31:


                                               1997                                        1996
                             -------------------------------------       --------------------------------------
                                 Carrying             Estimated              Carrying             Estimated
                                  Amount              Fair Value              Amount              Fair Value
                             ---------------       ---------------       ---------------       ----------------
                                                          (Dollars in Thousands)

Financial assets:
   Cash and cash
    equivalents              $        93,328       $        93,328       $        72,692       $         72,692
   Investment
    securities                       306,837               311,637               249,972                251,766

   Total loans                     1,197,895                                     970,554
   Allowance for
    credit losses                    (15,090)                                    (12,319)
                             ---------------       ---------------       ---------------       ----------------

      Net loans                    1,182,805             1,220,834               958,235                982,338
                             ---------------       ---------------       ---------------       ----------------

Total financial
   assets                    $     1,582,970       $     1,625,799       $     1,280,899       $      1,306,796
                             ===============       ===============       ===============       ================

Financial liabilities:
   Deposits                  $     1,373,372       $     1,372,821       $     1,140,371       $      1,140,389
   Short-term and
    other borrowings                 108,614               108,567                60,457                 60,490
                             ---------------       ---------------       ---------------       ----------------

Total financial
   liabilities               $     1,481,986       $     1,481,388       $     1,200,828       $      1,200,879
                             ===============       ===============       ===============       ================

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

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                           December 31, 1997 and 1996
                             (Dollars in Thousands)

                                                              ASSETS

                                                                               1997                  1996
                                                                               ----                  ----

Cash and cash equivalents                                                $         7,087       $         8,348
Investment securities available for sale -
 Stated at fair value                                                                214                   473

Investment in subsidiaries                                                       139,553               115,085
Loans                                                                                957                   384
Premises and equipment - Net                                                       1,393                 1,550
Other assets                                                                         170                   230
                                                                         ---------------       ---------------


TOTAL ASSETS                                                             $       149,374       $       126,070
                                                                         ===============       ===============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accrued expenses                                                      $           531       $         1,087
   Other borrowings                                                                                      2,778
                                                                         ---------------       ---------------

   Total liabilities                                                                 531                 3,865

Total stockholders' equity                                                       148,843               122,205
                                                                         ---------------       ---------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       149,374       $       126,070
                                                                         ===============       ===============


                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                             STATEMENTS OF INCOME
                 Years Ended December 31, 1997, 1996, and 1995
                            (Dollars in Thousands)

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
Income:
   Dividends received from
      subsidiaries                                 $         7,751       $        10,755       $         7,323
   Interest and dividends                                      502                    84                    57
   Data processing fees                                      1,606                 1,448                 1,191
   Management and service fees                               2,654                 2,067                 1,846
   Gains on sale of securities                                  81                    67                     5
                                                   ---------------       ---------------       ---------------

      Total income                                          12,594                14,421                10,422
                                                   ---------------       ---------------       ---------------

Expenses:
   Salaries and benefits                                     1,968                 1,807                 1,309
   Interest                                                    123                   276                   267
   Other                                                     2,352                 2,499                 1,946
                                                   ---------------       ---------------       ---------------

      Total expenses                                         4,443                 4,582                 3,522
                                                   ---------------       ---------------       ---------------

Income before provision (credit)
   for income taxes and equity
   in undistributed net
   income of subsidiaries                                    8,151                 9,839                 6,900
Provision (credit) for
   income taxes                                                128                  (279)                 (153)
                                                   ---------------       ---------------       ---------------

Income before equity in
   undistributed net income
   of subsidiaries                                           8,023                10,118                 7,053
Equity in undistributed net
   income of subsidiaries                                   12,302                 5,288                 6,787
                                                   ---------------       ---------------       ---------------

Net income                                         $        20,325       $        15,406       $        13,840
                                                   ===============       ===============       ===============


                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                           STATEMENTS OF CASH FLOWS
                Years Ended December 31, 1997, 1996, and 1995
                            (Dollars in Thousands)

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
Increase (decrease) in cash and cash
 equivalents:
   Cash flows from operating activities:

      Net income                                   $        20,325       $        15,406       $        13,840
                                                   ---------------       ---------------       ---------------
      Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
         Gain on sale of
           investments available
           for sale                                            (81)                  (67)                   (5)
         Provision for
           depreciation and
           amortization                                        223                   188                   189
         Equity in undistributed
           net income
           of subsidiaries                                 (12,302)               (5,288)               (6,787)
         Change in other assets                              3,197                    59                   100
         Change in accrued
           expenses                                           (556)                  727                  (143)
                                                   ---------------       ---------------       ---------------

           Total adjustments                                (9,519)               (4,381)               (6,646)
                                                   ---------------       ---------------       ---------------

   Net cash provided by
       operating activities                                 10,806                11,025                 7,194
                                                   ---------------       ---------------       ---------------

   Cash flows from investing
      activities:
      Capital contributed to
         subsidiaries                                       (2,000)                                       (250)
      Purchase of stock in
         subsidiary banks                                                            (48)                  (23)
      Payment for purchase of
         securities available for
         sale                                                                       (726)
      Proceeds from sales and
         maturities of
         investment securities
         available for sale                                    337                   537                   423
      Net (increase) decrease
         in loans                                             (493)                   68                   968
      Capital expenditures                                     (41)                 (214)                 (167)
                                                   ---------------       ---------------       ---------------
   Net cash provided by
      (used in) investing
      activities                                            (2,197)                 (383)                  951
                                                   ---------------       ---------------       ---------------

                   F&M BANCORPORATION, INC. AND SUBSIDIARIES
      -------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                     STATEMENTS OF CASH FLOWS (CONTINUED)
                Years Ended December 31, 1997, 1996, and 1995
                            (Dollars in Thousands)

                                                         1997                  1996                  1995
                                                         ----                  ----                  ----
   Cash flows from financing activities:
      Proceeds from exercise of
       stock options                               $           227       $           132       $           106
      Proceeds from other
         borrowings                                                                  119
      Principal payments on
         other borrowings                                   (2,778)                                     (1,355)
      Purchase of shares of
         treasury common stock                                                                            (845)
      Dividends paid                                        (7,319)               (5,424)               (4,004)
                                                   ---------------       ---------------       ---------------

   Net cash used in
      financing activities                                  (9,870)               (5,173)               (6,098)
                                                   ---------------       ---------------       ---------------

Net increase (decrease) in
   cash and cash equivalents                                (1,261)                5,469                 2,047
Cash and cash equivalents
   at beginning                                              8,348                 2,879                   832
                                                   ---------------       ---------------       ---------------

Cash and cash equivalents
   at end                                          $         7,087       $         8,348       $         2,879
                                                   ===============       ===============       ===============

Supplemental cash flow information:
----------------------------------

Cash received during the year
   for income taxes                                $         7,800       $         6,144       $         4,884
Cash paid during the year for:
   Interest                                                    171                   226                   296
   Income taxes                                              7,661                 5,800                 5,133

SELECTED CONSOLIDATED FINANCIAL DATA


The following table presents selected consolidated financial data of F&M Bancorporation, Inc. (the "Company" or "F&M") and its subsidiaries for the five years ended December 31, 1997. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report. See Note (1) below regarding accounting for business combinations.

                                                                         YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
                                                           1997          1996          1995          1994          1993
-----------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands, except per share data)
SUMMARY OF OPERATIONS (1)
 Interest income                                       $122,547       $98,909       $87,572       $74,158       $70,878
 Interest expense                                        57,845        45,374        39,406        29,524        29,339
-----------------------------------------------------------------------------------------------------------------------
 Net interest income                                     64,702        53,535        48,166        44,634        41,539
 Provision for loan losses                                2,826         2,904         1,713         1,398         1,389
 Non-interest income                                      8,814         6,587         5,356         4,814         5,894
 Net income before extraordinary item and cumulative
   effect of change in accounting principle (2)          20,325        15,406        13,840        10,148        10,199
 Net income                                              20,325        15,406        13,840        10,148        10,272
 Net income applicable to common stock                   20,325        15,406        13,840        10,126        10,085
PERIOD END BALANCE SHEET DATA
 Total assets                                         1,646,003     1,335,902     1,148,871     1,062,771     1,011,304
 Net loans                                            1,182,805       958,235       783,125       727,306       629,068
 Total deposits                                       1,373,372     1,140,371       993,715       925,936       882,158
 Short-term borrowings                                   47,685        42,263        12,627        20,996         6,806
 Other borrowings                                        60,929        18,194        18,090        10,519        16,832
 Preferred stock                                              0             0             0             0         2,073
 Stockholders' equity                                   148,843       122,205       110,963        97,806        97,435
PER SHARE DATA (3)
 Net income per common share before extraordinary
   item and cumulative effect of change in
   accounting principle (2)                                2.09          1.73          1.59          1.16          1.20
 Net income per common share - basic                       2.09          1.73          1.59          1.16          1.21
 Net income per common share - fully diluted               2.08          1.73          1.59          1.16          1.21
 Cash dividends (4)                                         .76           .61           .50           .40           .30

---------------------
(1) Except as indicated, the data have been restated to reflect the Company's acquisitions of F&M Bank-Portage County in 1993, F&M Bank-Northeast in 1994, F&M Bank-Waushara County in 1995, F&M Bank-Algoma in 1996, and Wisconsin Ban Corp. ("WBC") and Citizen's National Bancorporation, Inc. ("CNB") in 1997, all using the pooling of interests method of accounting. See Note 3 of Notes to the Company's Consolidated Financial Statements. The F&M Bank-Superior acquisition in 1996, and the 1997 acquisitions of East Troy Bancshares, Inc.("ETB"), Green County Bank ("GCB") and Clear Lake Bancorp, Inc.("CLB"), accounted for as poolings of interests, were not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions of Bradley Bank ("BB") and the TCF office in Little Chute in 1996 and the 1997 acquisition of the Security office in Antigo were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. On January 27, 1998, the Company acquired Sentry Bancorp ("SB") and on February 9, 1998 the Company acquired Bank of South Wayne("BSW"). The Sentry Bancorp transaction was accounted for using the purchase method of accounting and the Bank of South Wayne was accounted as a pooling of interests, although F&M does not intend to restate prior results because of the bank's relative size.

(2) Cumulative effect of change in accounting principle in 1993 represents the adoption of SFAS No. 109 (Accounting for Income Taxes) by one of the Company's acquired subsidiaries.

(3) Per share information has been restated to reflect the two-for-one stock split paid to stockholders on March 19, 1993 and the 10% stock dividend paid to stockholders on June 10, 1996 and June 9, 1997.

(4) Cash dividends per common share are not restated to reflect the acquisitions accounted for using the pooling of interests method of accounting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The following discussion and analysis provides information regarding the Company's results of operations and financial condition for the years ended December 31, 1997, 1996 and 1995. These statements have been restated to reflect the acquisitions, Union State Bank ("USB"), acquired January 9, 1995, Community State Bank ("CSB") acquired June 28, 1996, Wisconsin Ban Corp ("WBC"), acquired on May 30, 1997 and Citizen's National Bancorporation, Inc. ("CNB"), acquired on August 14, 1997. These transactions have been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc., acquired on February 5, 1996, East Troy Bancshares ("ETB"), acquired on January 10, 1997, Green County Bank ("GCB"), acquired on February 27, 1997, and Clear Lake Bancorp.("CLB"), Inc., acquired on August 12, 1997, accounted for as pooling of interests, were not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of TCF office in Little Chute, acquired April 23, 1996, Bradley Bank, acquired May 10, 1996, and the Security office in Antigo, acquired on September 29, 1997, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividends, paid to shareholders on June 10, 1996 and June 9, 1997.

The Company acquired Sentry Bancorp., Inc. ("SB") on January 27, 1998. This acquisition was accounted for using the purchase method of accounting. The Company acquired Bank of South Wayne ("BSW") on February 9, 1998. This acquisition is being accounted for using the pooling of interests method of accounting. See Note 19 of Notes to the Company's Consolidated Financial Statements. Because of the relative size of BSW as compared to F&M, the Company does not intend to restate periods prior to January 1, 1998 to reflect this acquisition. Because they were consummated after December 31, 1997, the SB and BSW acquisitions are not reflected in the following discussion. While future results and financial condition will reflect the addition of SB and BSW, F&M does not expect the effects to be material to the Company.

The Company has also announced two pending acquisitions: BancSecurity Corporation ("BSC") and Financial Management Services of Jefferson ("FMS"). These acquisition will be accounted for using the pooling of interests method of accounting. Because of the relative size of the entities (those entities having total assets of approximately $500 million and $100 million, respectively, at December 31, 1997), the acquisitions are expected to have a material effect upon F&M and its financial results and condition. Although the pending acquisitions are expected to be consummated in 1998, each remains subject to conditions precedent and there can be no assurance of completion.

Discussions in this Management's Discussion and Analysis, and elsewhere in this Annual Report, that are not statements of historical fact (including statements in the future tense or which include terms such as "believe", "expect", "anticipate" or "may") are forward-looking statements that involve risks and uncertainties, and the Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors, including those described in this Management's Discussion and Analysis and elsewhere in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

RESULTS OF OPERATIONS

1997 was a year of continuing growth for F&M. Net interest income in 1997 increased $11.2 million, or 20.9%, to $64.7 million from $53.5 million in 1996 (compared with $48.2 million in 1995). Net income in 1997 increased $4.9 million, or 31.9%, to $20.3 million from $15.4 million in 1996 (compared with $13.8 million in 1995).

Net income per share was $2.09 in 1997 compared with $1.73 in 1996 and $1.59 in 1995. Fully diluted net income per share was $2.08 in 1997 compared with $1.73 in 1996 and $1.59 in 1995.

Return on average assets was 1.33% in 1997, compared with 1.24% in 1996 and 1.26% in 1995. Return on average stockholders' equity was 14.37% in 1997, compared with 13.12% in 1996 and 13.31% in 1995.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

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

Net interest income in 1997 increased $11.2 million, or 20.9%, to $64.7 million from $53.5 million in 1996. This increase is attributable to the increase in asset volume due to the Company's internal growth, acquisitions accounted for using the purchase method of accounting and pooling of interests method for which prior periods were not restated and relative stability of the Company's net interest margin. Net interest income in 1996 increased 11.1% from $48.2 million in 1995, also attributable to the increase in asset volume.

Interest expense increased due to increase in deposits; both internally generated and due to acquisitions, an increase in rates on deposits due to growth in savings deposits, mainly the Treasury Plus product which mirrors the three month Treasury, and increased other borrowings, which were utilized to fund loan demand in excess of deposit growth.

Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. In both 1997 and 1996, the Company experienced its greatest asset growth in loans, which enhanced the Company's net interest income because loans tend to produce higher rates of interest paid to the Company than other types of interest earning assets. Changes in nonperforming assets, together with interest lost and recovered on those assets also affect comparisons of net interest income.

The following table presents the relative contribution of changes in volume and interest rates on changes in net income for the periods indicated using average balances.

                                                                  YEAR ENDED
                                                          DECEMBER 31, 1997 VS. 1996
                                                  -------------------------------------------------------
                                                          INCREASE (DECREASE) DUE TO (1)
                                                  -------------------------------------------------------
                                                  VOLUME
                                                  ------
                                        INTERNAL          OUT OF PERIOD
                                          GROWTH          ADJUSTMENTS(3)        RATE              NET
---------------------------------------------------------------------------------------------------------
                                                          (in thousands)
Interest earned on:
 Loans (2)                               $14,444                  $8,365       $(536)             $22,273
 Taxable investment securities              (529)                    658        (115)                  14
 Non-taxable investment securities (2)     1,552                     351         292                2,195
 Other interest income                       (22)                    232         (26)                 184
---------------------------------------------------------------------------------------------------------
Total                                     15,445                   9,606        (385)              24,666
---------------------------------------------------------------------------------------------------------
Interest paid on:
 Savings deposits                          2,082                     981       1,205                4,268
 Time deposits                             1,488                   3,310         332                5,130
 Short-term borrowings                     1,201                     117         118                1,436
 Other borrowings                          1,640                     132        (135)               1,637
---------------------------------------------------------------------------------------------------------
Total                                      6,411                   4,540       1,520               12,471
---------------------------------------------------------------------------------------------------------
Net interest income                       $9,034                  $5,066     $(1,905)             $12,195
=========================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


                                                                 YEAR ENDED
                                                         DECEMBER 31, 1996 VS. 1995
                                       -----------------------------------------------------------------
                                                         INCREASE (DECREASE) DUE TO (1)
                                       -----------------------------------------------------------------
                                                 VOLUME
                                                 ------
                                       INTERNAL          OUT OF PERIOD
                                         GROWTH          ADJUSTMENTS(3)        RATE               NET
--------------------------------------------------------------------------------------------------------
                                                         (in thousands)
Interest earned on:
Loans (2)                                $6,898                  $3,694       $(156)             $10,436
Taxable investment securities              (819)                    503         (16)                (332)
Non-taxable investment securities (2)     1,176                      73        (192)               1,057
Other interest income                       566                      34         (72)                 528
--------------------------------------------------------------------------------------------------------
  Total                                   7,821                   4,304        (436)              11,689
--------------------------------------------------------------------------------------------------------
Interest paid on:
  Savings deposits                          734                     782         803                2,319
  Time deposits                           1,450                   1,214         620                3,284
  Short-term borrowings                     784                      81         (59)                 806
  Other borrowings                         (490)                      0          51                 (439)
--------------------------------------------------------------------------------------------------------
Total                                     2,478                   2,077       1,415                5,970
--------------------------------------------------------------------------------------------------------
Net interest income                      $5,343                  $2,227     $(1,851)              $5,719
========================================================================================================


(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The amount of interest income on nontaxable loans and investment securities has been adjusted to its fully taxable equivalent.

(3) Out of period adjustments reflect acquisitions in that year for which prior financial statements were not restated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The following table presents the components of the changes in the net yield on interest-earning assets (on a fully tax equivalent basis) for the three-year period ended
December 31, 1997. Because of the increase in the percentage of assets represented by loans, the Company's yield on interest-earning assets for 1997 increased from 1996, although the interest rates earned for various classes of assets decreased slightly during the year. The
Company's effective rate on interest-bearing liabilities increased in 1997 as compared to 1996, as a result of increased interest paid on deposits, and slightly lower rates paid on other borrowings. The increase over the period is reflected in the 1997 yield on interest-earning assets which increased by 0.05%, after a decrease of 0.01% in 1996 and an increase of 0.65% in 1995 respectively. The effective rate on liabilities as a percentage of interest-earning assets increased by 0.12% in 1997 and 0.06% in 1996, respectively, producing a negative impact on net interest margin on interest-earning assets of 0.07% for both 1997 and 1996. In 1995, net interest margin on interest-earning assets decreased 0.06%.

                                                                    YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                      1997                    1996                   1995
                                                ----------------------------------------------------------------
                                                YIELD/   CHANGE         YIELD/     CHANGE      YIELD/   CHANGE
                                                 RATE   FROM 1996        RATE    FROM 1995      RATE   FROM 1994
----------------------------------------------------------------------------------------------------------------
Yield on interest-earning assets                 8.70%      0.05%         8.65%    (0.01)%      8.66%      0.65%
Effective rate on liabilities as a percent
  of interest-earning assets                     3.99%      0.12%         3.87%      0.06%      3.81%      0.71%
----------------------------------------------------------------------------------------------------------------
Net interest margin on interest-earning assets   4.71%    (0.07)%         4.78%    (0.07)%      4.85%    (0.06)%
================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The following table sets forth average consolidated balance sheet data and average yield and rate data on a tax equivalent basis for the periods indicated.



                                                  1997                               1996                               1995
                                  ------------------------------------------------------------------------------------------------
                                  AVERAGE                 YIELD/     AVERAGE              YIELD/      AVERAGE               YIELD/
(dollars in thousands)            BALANCE    INTEREST     RATE       BALANCE    INTEREST  RATE        BALANCE    INTEREST   RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets
 Loans (1) (2) (3)             $1,138,031    $104,866      9.21%    $891,220     $82,593   9.27%     $776,903     $72,157    9.29%
Taxable investment
 securities                       159,646       9,830      6.16%     157,492       9,816   6.23%      162,579      10,148    6.24%
Nontaxable investment
 securities (2)                   121,222       9,709      8.01%      97,369       7,514   7.72%       81,214       6,457    7.95%
Other investments                  28,959       1,618      5.59%      25,209       1,434   5.69%       14,731         906    6.15%
                               ----------------------             ----------------------           ----------------------
Total                          $1,447,858    $126,023      8.70%  $1,171,290    $101,357   8.65%   $1,035,427     $89,668    8.66%
Non-interest earning assets
Cash and due from banks            39,205                             34,286                           34,759
Premises & Equip. - net            31,947                             26,327                           22,296
Other assets                       28,215                             22,920                           19,034
Less: Allowance for loan loss     (14,232)                           (11,014)                          (9,608)
                               ----------                         ----------                       ----------
Total                          $1,532,993                         $1,243,809                       $1,101,908
                               ==========                         ==========                       ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities
 Savings deposits                $483,921     $15,453      3.19%    $385,830     $11,185   2.90%     $331,882      $8,866    2.67%
 Time deposits                    634,498      36,582      5.77%     550,905      31,452   5.71%      504,325      28,168    5.59%
 Short-term borrowings             56,678       3,286      5.80%      33,833       1,850   5.47%       18,062       1,044    5.78%
 Other borrowings                  42,772       2,524      5.90%      13,014         887   6.82%       20,220       1,326    6.56%
                               ----------------------               --------------------             --------------------
 Total                         $1,217,869     $57,845      4.75%    $983,582     $45,374   4.61%     $874,489     $39,404    4.51%
Non-interest bearing
liabilities
 Demand deposits                  157,753                            130,030                          112,386
 Other liabilities                 15,890                             12,779                           11,035
 Stockholders' equity             141,481                            117,418                          103,998
                               ----------                         ----------                       ----------
Total                          $1,532,993                         $1,243,809                       $1,101,908
                               ==========                         ==========                       ==========
Net interest income                           $68,178                            $55,983                          $50,264
Rate spread                                                3.95%                           4.04%                             4.15%
Net interest margin                                        4.71%                           4.78%                             4.85%


(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.

(3)  Loan fees are included in total interest income as follows:
     1997-$2,163,000; 1996-$1,675,000; 1995-$1,230,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The following table sets forth the mix of average interest-earning assets and average interest-bearing liabilities.

                                              YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------
                                     1997            1996             1995
--------------------------------------------------------------------------
Loans                               78.6%            76.1%           75.0%
Taxable investment securities       11.0%            13.4%           15.7%
Non-taxable investment securities    8.4%             8.3%            7.8%
Other investments                    2.0%             2.2%            1.5%
--------------------------------------------------------------------------
                                   100.0%           100.0%          100.0%
--------------------------------------------------------------------------
Savings deposits                    39.7%            39.2%           38.0%
Time deposits                       52.1%            56.0%           57.7%
Short-term borrowings                4.7%             3.5%            2.0%
Other borrowings                     3.5%             1.3%            2.3%
--------------------------------------------------------------------------
                                   100.0%           100.0%          100.0%
---------------------------------------------------------------------------


The preceding table reflects the results of Management's strategy to increase loans as a percent of earning assets coupled with generally strong demand for loans. It also reflects the effects of pooled acquisitions. Acquired banks frequently have a lower loan percentage than F&M, which F&M is then able to increase after acquisition. However, because of pooling accounting, their percentages may affect F&M's prior periods. Based on the current economic conditions, management has established a range of average loans to earning assets of between 70% and 80% which it believes to be the optimum level for F&M.

Interest rates fluctuated throughout 1997, but remained relatively stable. Savings deposits increased faster than time deposits, this increase was partially attributed to the promotion of our money market product (Treasury
Plus) indicating that a larger part of F&M's deposit growth has come from increase balances of savings deposits. Short-term borrowing increased because the Company took advantage of the situation in which the short term rates were more attractive than current deposit rates. The increase in other borrowings is due to the Company locking historically lower interest rates for a longer period of time. Increasing long term borrowing, also, balances out the mix of short term borrowing and long term borrowing. For more information regarding borrowing, see "Borrowings" below and Notes 11 and 12 of Notes to the Company's Consolidated Financial Statements.

PROVISION FOR LOAN LOSSES

The amount charged to provision for loan losses is based on Management's evaluation of the loan portfolio. Management determines the adequacy of the allowance for loan losses, both on a bank by bank basis and on an overall basis for the Company, based on past loan loss experience, current economic conditions, composition of the loan portfolio (including the historical performance of, and the F&M subsidiary banks' evaluation of the prospects for, each of the component loans, and the collateral value therefore) and the anticipated potential for future loss. Management is also mindful of the expectations of banking industry regulators for certain levels of allowances, although no particular regulatory obligations have been imposed on the Company in this regard.

The provision for loan losses was $2.8 million in 1997, compared with $2.9 million in 1996 and $1.7 million in 1995. Although total loans grew, the provision decreased slightly in 1997 because of increased recoveries on charged off loans and a decrease in non-performing assets. The allowance for loan losses as a percentage of gross loans outstanding was 1.26% at December 31, 1997, as compared to 1.27% at both December 31, 1996 and 1995. The reduction in the allowance percentage resulted from the relatively greater increase in the level of loans as compared to net provision. Net charge-offs as a percentage of average loans outstanding were 0.12% in 1997, 0.14% in 1996 and 0.12% in 1995. Charge-offs in 1997 were not concentrated in any industry or business segment.

NON-INTEREST INCOME

The following table presents the major components of non-interest income.

                                                      YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
(dollars in thousands)                          1997               1996           1995
--------------------------------------------------------------------------------------

Service fees                                  $4,430             $3,392         $2,971
Net securities gains                             194                 59             34
Other operating income                         4,190              3,136          2,351
--------------------------------------------------------------------------------------
Total                                         $8,814             $6,587         $5,356
======================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for 1997 increased $2.2 million or 33.8% when compared to 1996. The increase in service fees during 1997 was attributable primarily to increased services (primarily relating to checking and other depository accounts) sold, along with an increase in the amount charged for those services. Purchase acquisitions and acquisitions of banks for which prior periods were not restated also contributed to the increase of non-interest income.

During all three periods, net security gains were minimal. These gains were realized as management responded to market conditions and opportunities. For additional detail see Note 5 of Notes to the Company's Consolidated Financial Statements.

The increase in other operating income during 1997 was due principally to increases in secondary market commissions, along with an increase in other miscellaneous charges. The volume of mortgage refinancings and new home purchases increased in 1997, in spite of fluctuating interest rate conditions, and therefore increased the Company's related secondary market commissions. The increase in the operating income between 1995 and 1996 reflects primarily an increase in mortgage refinancing (and, therefore, secondary market commissions).

NON-INTEREST EXPENSE

The following table presents the major components of non-interest expense.

                                                         YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
  (dollars in thousands)                           1997            1996           1995
--------------------------------------------------------------------------------------
Salaries and employee benefits                  $22,972         $18,750        $16,438
Occupancy expenses, net                           5,823           4,702          4,424
Data processing                                   1,617           1,533          1,586
Goodwill amortization                               689             524            398
FDIC insurance premiums                             155             120          1,087
Other operating expenses                         10,098           9,191          7,927
--------------------------------------------------------------------------------------
Total                                           $41,354         $34,820        $31,860
======================================================================================

The Company's total non-interest expense in 1997 increased $6.5 million, or 18.8%, to $41.4 million from $34.8 million in 1996. The increase was primarily due to acquisitions in 1997 and 1996, resulting both from the costs of the acquisitions and increase from those with respect to which prior periods were not restated. Salary and employee benefits rose due to new locations as well as increased salary levels. Occupancy expenses increased due to servicing of new locations and operations. Data processing fees increased slightly, primarily due to volume. The Company expects to review its data processing arrangements during 1998, including continuing review of its "year 2000 compliance". While the Company has not identified expected material expenditures as a result of "year 2000 compliance"; there can be no assurances that will be the case in part because certain decisions as to future processing have not been finalized and certain "year 2000 compliance" issues assume third party resolution. FDIC deposit insurance premiums increased due to increased deposit levels from acquisition and internal growth, although remained well below 1995 levels due to changes in insurance rates in May 1995. The increase in other operating expenses resulted from a variety of increases in other expense categories, including increases resulting from acquisitions for which prior periods were not restated.

The Company's overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.14% in 1997, 2.27% in 1996, and 2.41% in 1995.

Due to the sensitivity of the overhead ratio to changes in the size of the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income on a fully-taxable equivalent basis and non-interest income from ongoing operations, excluding nonrecurring items. The efficiency ratio was 53.85% in 1997, 55.70% in 1996 and 57.32% in 1995. The decreases in this ratio and the overhead ratio resulted from the various factors set forth above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

INCOME TAXES

The Company's provision for income taxes in 1997 increased $2.0 million, or 28.9%, to $9.0 million from $7.0 million in 1996. The 1996 level represents a 14.5% increase from $6.1 million in 1995. As a percentage of taxable income, the effective tax rate was 30.7% in 1997, 31.2% in 1996 and 30.6% in 1995 of income before taxes. The effective tax rate has remained constant as compared to 1996. For more information regarding income taxes see Note 13 of Notes to the Company's Consolidated Financial Statements.

NET INCOME

Net income in 1997 increased by $4.9 million, or 31.9% to $20.3 million from $15.4 million in 1996. This compares with an increase in income of $1.6 million, or 11.3%, for 1996 from $13.8 million in 1995.

Return on average stockholders' equity was 14.37% in 1997 compared with 13.12% in 1996 and 13.31% in 1995. The return on average assets was 1.33% in 1997 compared with 1.24% in 1996 and 1.26% in 1995.

Basic net income per share was $2.09 in 1997 compared with $1.73 in 1996 and $1.59 in 1995. The Company maintains a stock option plan. Fully diluted net income per share was $2.08 in 1997 compared with $1.73 in 1996 and $1.59 in 1995; the difference from basic net income per share results from the effects of outstanding stock options.

FINANCIAL CONDITION

In addition, 1997 was a year of growth for F&M in total assets and equity. Year end total assets in 1997 grew to $1.646 billion, a 23.2% increase from $1.336 billion in 1996. Of the 23.2% increase, approximately 12% growth resulted from acquisitions for which prior financial statements were not restated, and approximately 11% resulted from internal growth. Total shareholders' equity at December 31, 1997 was $149 million, a 21.8% increase from $122 million in 1996. The balance of this section further discusses changes in the Company's assets, liabilities and equity.

                                  [BAR GRAPH]

Asset Growth
(Millions)

80    81    82    83    84   85     86     87     88     89     90     91     92     93     94     95     96       97
-------------------------------------------------------------------------------------------------------------------------
37.1  45.6  56.0  66.2  79.4 140.04 153.36 195.8  257.4  273.3  319.2  451.3  471.3  549.0  776.8  943.1  1,173.5  1646.0


Note: These figures reflect individual bank assets as of the end of each year. They do not reflect a restatement for subsequent acquisitions accounted for as a pooling of interest.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LOAN PORTFOLIO


The following table sets forth the major categories of loans outstanding and the percentage of total loans for each category at the dates indicated.


                                          DECEMBER 31, 1997      DECEMBER 31, 1996     DECEMBER 31, 1995
                                      ------------------------------------------------------------------
(dollars in thousands)                    AMOUNT        %       AMOUNT        %       AMOUNT        %
--------------------------------------------------------------------------------------------------------
Commercial and industrial               $244,629      20.4%   $188,952      19.5%   $137,109       17.3%
Agricultural                              79,351       6.6%     80,245       8.2%     71,895        9.1%
Real estate construction                  38,929       3.3%     36,822       3.8%     23,725        3.0%
Real estate mortgage                     748,874      62.5%    596,691      61.5%    500,583       63.1%
Installment and other consumer loans      86,112       7.2%     67,844       7.0%     59,874        7.5%
--------------------------------------------------------------------------------------------------------
Total                                 $1,197,895     100.0%   $970,554     100.0%   $793,186      100.0%
========================================================================================================



                                          DECEMBER 31, 1994      DECEMBER 31, 1993
                                      --------------------------------------------
(dollars in thousands)                    AMOUNT       %        AMOUNT        %
----------------------------------------------------------------------------------
Commercial and industrial               $120,988     16.4%    $112,799      17.7%
Agricultural                              68,116      9.3%      63,023       9.9%
Real estate construction                  19,211      2.6%      20,313       3.2%
Real estate mortgage                     467,165     63.4%     386,090      60.5%
Installment and other consumer loans      61,082      8.3%      55,884       8.7%
----------------------------------------------------------------------------------
Total                                   $736,562    100.0%    $638,109     100.0%
==================================================================================



                          LOAN PORTFOLIO COMPOSITION

                          December 31, 1997


                                 [PIE GRAPH]


7%  Agriculture
7%  Installment and Other Consumer
3%  Real Estate Construction
20% Commercial and Industrial
63% Real Estate Mortgage

Loan growth was 23.4% in 1997 compared with 22.4% in 1996. The 1997 and 1996 increase was primarily a result of increased sales efforts at the Company's subsidiary banks, although approximately $93.0 million in loans (representing approximately 10% of the increase) resulted from acquisitions in which the Company did not restate its prior financial statements, with the remaining balance resulting from internal growth.

During 1997 and 1996 the loan mix in the Company's portfolio remained relatively constant, with a trend toward commercial loans due to greater demand.

The Company maintains a diversified loan portfolio and therefore, management believes there is minimal exposure to loan concentration losses. At December 31, 1997, the Company believes that there were no loan concentrations to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. By maintaining a diversity of types of borrowers, the Company has attempted to prevent material losses due to economic difficulties affecting particular industries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The following table sets forth the scheduled repayments of the loan portfolio and the sensitivity of loans to interest rate changes at December 31, 1997 (excluding one to four family residential property mortgages and consumer loans).


                                                    MATURITY
                                      ----------------------------------------
                                                      OVER ONE
                                      ONE YEAR     YEAR THROUGH           OVER
                                       OR LESS       FIVE YEARS     FIVE YEARS
                                      ----------------------------------------
                                                  (In thousands)
Commercial and industrial               $171,238       $64,813         $ 8,578
Agricultural                             l59,944        15,494           3,913
Real estate construction                  34,451         4,444              34
------------------------------------------------------------------------------
Total                                   $265,633       $84,751         $12,525
==============================================================================


                                                        INTEREST SENSITIVITY
                                                       -----------------------
AMOUNT OF LOANS DUE AFTER ONE YEAR WITH:               FIXED          VARIABLE
                                                        RATE              RATE
                                                       -----------------------
                                                             (In thousands)
Commercial and industrial                              $68,333          $5,058
Agricultural                                            19,130             277
Real estate construction                                 4,454              24
------------------------------------------------------------------------------
Total                                                  $91,917          $5,359
==============================================================================


NON-PERFORMING ASSETS

Non-performing assets are a broad measure of problem loans. The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans as of the dates indicated.

                                                                 DECEMBER 31,
                                      --------------------------------------------------------------------
(dollars in thousands)                   1997         %          1996          %        1995          %
----------------------------------------------------------------------------------------------------------
Non-accrual loans                     $10,606        0.89%      $12,353       1.27%     $7,317       0.92%
Loans past due 90 days or more            392        0.03           434       0.04         485       0.06
Restructured loans                          0        0.00           216       0.02         706       0.09
----------------------------------------------------------------------------------------------------------
Total non-performing loans             10,998        0.92        13,003       1.33       8,508       1.07
Other real estate owned                   917        0.08         1,842       0.19         846       0.11
----------------------------------------------------------------------------------------------------------
Total non-performing assets           $11,915        1.00%      $14,845       1.52%     $9,354       1.18%
==========================================================================================================



<Caption

                                                       DECEMBER 31,
                                       --------------------------------------------
(dollars in thousands)                   1994          %         1993          %
-----------------------------------------------------------------------------------
Non-accrual loans                      $6,609         0.90%     $ 5,310       0.83%
Loans past due 90 days or more            393         0.05          461       0.07
Restructured loans                        255         0.03          494       0.08
-----------------------------------------------------------------------------------
Total non-performing loans              7,257         0.98        6,265       0.98
Other real estate owned                 1,322         0.18        2,614       0.41
-----------------------------------------------------------------------------------
Total non-performing assets            $8,579        1.16%      $ 8,879       1.39%
===================================================================================

Maintaining excellent credit quality continues to be a priority for the Company. Non-performing assets as a percentage of total loans outstanding decreased in 1997 to 1.00% compared with 1.52% in 1996 and 1.18% in 1995. Non-accrual loans decreased in 1997 because of developments with respect to a number of separate loans, in different locations and industries. The decrease in 1997 was due largely to the Company's attentive monitoring of the loan portfolio. Management continues to take an aggressive collection effort on these assets and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


LOAN QUALITY

                                 [BAR GRAPH]


        Non-performing assets to    New Charge offs to average   Allowance for loan losses to
        period end loans            loans outstanding            period end loans
93            1.39%                     0.13%                           1.36%
94            1.16%                     0.12%                           1.26%
95            1.18%                     0.12%                           1.27%
96            1.52%                     0.14%                           1.27%
97            1.00%                     0.12%                           1.26%


Non-accrual loans at December 31, 1997 decreased 0.38% as a percentage of total loans, as compared to 1996. Non-accrual loans are at a level the Company considers manageable and continues to work at reducing the level of nonperforming loans. Furthermore, the Company considers its allowance for loan losses adequate to cover this level of non-accrual loans, although it regularly reviews the various factors used in determining the provision and allowance for loan losses.

The gross interest income that would have been recognized on non-accrual loans in 1997 if the loans had been current in accordance with their original terms was approximately $1,085,000, of which approximately $369,000 was collected and included in the Company's income for 1997.

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

There were no particular loans as to which payments were current at December 31, 1997, which in the opinion of management, and to its best knowledge, will not be paid according to their terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense.

                                                                                   YEAR ENDED DECEMBER 31
                                                    -------------------------------------------------------------------------
(dollars in thousands)                                     1997           1996            1995            1994       1993
-----------------------------------------------------------------------------------------------------------------------------
Average balance of loans for period                  $1,138,031       $891,220        $776,903        $683,384  $582,714
=============================================================================================================================
Allowance for loan losses at beginning of period         12,319         10,060           9,255           8,696     8,071
Allowance for loan losses of banks acquired in
  purchase transactions and for which prior
  periods are not restated                                1,329            587              --              --        --
Loans charged off
  Commercial and Industrial                                 684            698             672             507       389
  Agricultural                                               88            278             117              54       280
  Real Estate - Mortgage                                    308             70              98             169        66
  Installments and Other Consumer Loans                     667            467             322             385       374
-----------------------------------------------------------------------------------------------------------------------------
Total charge offs                                         1,747          1,513           1,209           1,115     1,109
Recoveries on loans previously charged off
  Commercial and Industrial                                  83            118              62             115       141
  Agricultural                                               33             16              45              35        30
  Real Estate - Mortgage                                      8             17              53              17        47
  Installment and Other Consumer Loans                      239            130             141             109       127
-----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                            363            281             301             276       345
Net loans charged off                                     1,384          1,232             908             839       764
Provisions for loan losses                                2,826          2,904           1,713           1,398     1,389
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period              $15,090        $12,319         $10,060          $9,255    $8,696
=============================================================================================================================
Ratio of net charge offs during period to
  average loans outstanding                                0.12  %        0.14  %         0.12  %         0.12  %   0.13  %
Allowance for loan losses to total loans                   1.26  %        1.27  %         1.27  %         1.26  %   1.36  %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category.

                                           DECEMBER 31, 1997     DECEMBER 31, 1996     DECEMBER 31, 1995
                                          ----------------------------------------------------------------
                                                       PERCENT               PERCENT               PERCENT
                                                      OF LOANS              OF LOANS              OF LOANS
                                          AMOUNT OF    IN EACH  AMOUNT OF    IN EACH  AMOUNT OF    IN EACH
                                            RESERVE   CATEGORY    RESERVE   CATEGORY    RESERVE   CATEGORY
                                           FOR LOAN   TO TOTAL   FOR LOAN   TO TOTAL   FOR LOAN   TO TOTAL
(dollars in thousands)                       LOSSES      LOANS     LOSSES      LOANS     LOSSES      LOANS
----------------------------------------------------------------------------------------------------------
Commercial, industrial, and agricultural     $6,942       27.0%    $5,049       27.7%    $4,151       26.4%
Real estate - construction                      245        3.3        259        3.8        166        3.0
Real estate - mortgage                        5,350       62.5      4,613       61.5      3,739       63.1
Installment and other consumer loans          2,553        7.2      2,398        7.0      2,004        7.5
----------------------------------------------------------------------------------------------------------
                                            $15,090      100.0%   $12,319      100.0%   $10,060      100.0%
==========================================================================================================



                                           DECEMBER 31, 1994     DECEMBER 31, 1993
                                         -------------------------------------------
                                                       PERCENT               PERCENT
                                                      OF LOANS              OF LOANS
                                          AMOUNT OF    IN EACH  AMOUNT OF    IN EACH
                                            RESERVE   CATEGORY    RESERVE   CATEGORY
                                           FOR LOAN   TO TOTAL   FOR LOAN   TO TOTAL
(dollars in thousands)                       LOSSES      LOANS     LOSSES      LOANS
------------------------------------------------------------------------------------
Commercial, industrial, and agricultural     $3,859       25.7%    $4,131       27.6%
Real estate - construction                      130        2.6        140        3.2
Real estate - mortgage                        3,693       63.4      3,130       60.5
Installment and other consumer loans          1,573        8.3      1,295        8.7
------------------------------------------------------------------------------------
                                             $9,255      100.0%    $8,696      100.0%
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

The degree of risk associated with the Company's loans is generally greater in the commercial, industrial and agricultural categories, representing 27.0% of total loans at December 31, 1997. Accordingly, management has allocated a significantly larger portion of the allowance for loan losses to these types of loans.

The ultimate recovery of all loans is susceptible to future market and economic factors beyond the Company's control as well as factors affecting particular borrowers. Also, the process of setting loss reserves involves an estimation of future occurrences, and is inherently uncertain. These factors may result in future losses or recoveries differing significantly from the allowances and reserves provided in the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

INVESTMENT PORTFOLIO

The following table sets forth the distribution of investment securities (securities held to maturity and available for sale) and their percentage to total investment securities at the dates indicated.

                                                                       DECEMBER 31,
                                                  -------------------------------------------------------
                                                         1997               1996               1995
                                                  -------------------------------------------------------
(dollars in thousands)                              AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT  PERCENT
---------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies        $42,657     13.9%   $50,305    20.1%   $59,893    24.1%
Obligations of states and political subdivisions   139,363     45.4    118,704    47.5     94,562    38.1
Debt securities issued by foreign government            25      0.0         25     0.0         25     0.0
Mortgage-backed securities                         101,894     33.2     64,995    26.0     71,659    28.9
Other securities                                    22,898      7.5     15,943     6.4     22,164     8.9
---------------------------------------------------------------------------------------------------------
Total investments                                 $306,837    100.0%  $249,972   100.0%  $248,303   100.0%
=========================================================================================================

During 1997, the investment portfolio make-up changed relative with past years, with a decrease in U.S. treasuries and agencies and an increase in obligations of states and political subdivisions and mortgage-backed securities. The Company took advantage of attractive spread relationships in the non-taxable market and also lengthened the average maturity in the investment portfolio to increase yields. Mortgage-back securities increased due to acquisitions for which prior periods were not restated and more attractive rates than U.S. treasury securities.

INVESTMENT PORTFOLIO

December 31, 1997

                [PIE CHART]                       [PIE CHART]

                Composition                         Quality

             Other 7.5%                     BAA 1%
             Treasuries/Agencies 13.9%      AA 2%
             Mortgage Backed 33.2%          A 5%
             Municipals 45.4%               Non-rated 12%
                                            Treasuries/Agencies AAA 80%



The following tables show the relative maturities and weighted average interest rates on a tax equivalent basis of investment securities as of December 31, 1997. Although the maturities of the investment portfolio have lengthened from 1996, the Company feels liquidity remains adequate.

                                                 AFTER ONE           AFTER FIVE
                                 WITHIN          BUT WITHIN          BUT WITHIN         AFTER
                                ONE YEAR         FIVE YEARS          TEN YEARS        TEN YEARS
---------------------------------------------------------------------------------------------------
(dollars in thousands)         AMOUNT  YIELD      AMOUNT  YIELD     AMOUNT  YIELD     AMOUNT  YIELD
---------------------------------------------------------------------------------------------------
U.S. Treasury and other
 U.S. Government agencies and
 corporations*                $23,447   4.95%    $26,756   6.41%   $21,504   6.26%   $72,844  6.32%
States and political
 subdivisions (domestic)       11,657   7.01      35,084   7.81     37,585   7.92     55,037   8.39
Other bonds, notes,
 and debentures                 6,146   5.53      10,533   6.69      1,799   5.26      4,445   6.32
---------------------------------------------------------------------------------------------------
Total                         $41,250  5.62%     $72,373  7.13%    $60,888  7.26%   $132,326  7.18%
===================================================================================================


*Includes floating rate securities which reprice monthly but which mature during the indicated time period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Inherent in any portfolio which includes mortgage-backed securities, there exist both prepayment and maturity extension risk. The Company is not immune to these same type risks. The Company's investments in these type of securities are predominantly in straight U.S. Agency issued mortgage-backed pass-throughs and lower risk types of real estate mortgage investments conduits/collateralized mortgage obligations. The major categories of the mortgage-backed security portfolio and dollar values as of December 31, 1997, are as follows: fixed rate mortgage-backed pass-throughs-$10.7 million; variable rate mortgage-backed pass-thoughs-$7.6 million; fixed rate real estate mortgage investment conduits/collateralized mortgage obligations-$46.3 million; and floating rate real estate mortgage investment conduits/collateralized mortgage obligations-$37.3 million.

For more information regarding the investment portfolio, including the breakdown between securities held to maturity and available for sale, see Note 5 of Notes to the Company's Consolidated Financial Statements.

DEPOSITS

The following table sets forth average deposits and their percentage to total average deposits at the dates indicated.

                                                        DECEMBER 31,
                                -------------------------------------------------------------
                                      1997                  1996                    1995
                                AMOUNTS  PERCENT      AMOUNTS  PERCENT        AMOUNTS  PERCENT
----------------------------------------------------------------------------------------------
                                                  (dollars in thousands)
Non-interest bearing demand  $  157,753    12.3%    $  130,030    12.2%      $112,386     11.8%
Interest-bearing demand         115,703     9.1        104,709     9.8         98,843     10.4
Savings deposits                368,218     8.9        281,121    26.4        233,039     24.6
Time deposits                   634,498     9.7        550,905    51.6        504,325     53.2
----------------------------------------------------------------------------------------------
Total                        $1,276,172   100.0%    $1,066,765   100.0%      $948,593    100.0%
==============================================================================================


Year-end deposits increased 20.4% in 1997 compared with an increase of 14.8% in 1996 over 1995.

The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1997 was: $149,642,000. Their maturing distribution was as follows:

           --three months or less                         $66,971,000
           --over three months and through twelve months  $68,187,000
           --over one year                                $14,484,000


The increase in time certificates of deposit issued in amounts of $100,000 or more of approximately $50 million over December 31, 1996 was due primarily to internal growth, acquisitions for which prior periods were not restated and purchase transactions. Neither F&M or its subsidiaries have any deposits in foreign banking offices.

Borrowings

Short-term borrowings at December 31, 1997 were $47.7 million, as compared to $42.3 million at December 31, 1996. Short-term borrowings consist primarily of repurchase agreements and federal funds purchased. During 1997, F&M has used short-term borrowings (along with increased deposits) to fund its increasing loan demand. Use of short-term funds at year end 1997 reflected the attractiveness of rates for those funds. Going forward, continued reliance on short-term borrowings may be required if loan demand continues to outpace deposit growth, and therefore short-term borrowings are expected to vary from time to time.

Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of December 31, 1997 and 1996. These borrowings are secured by pledges of mortgage loans, and totaled $60.9 million at December 31, 1997, compared to $18.2 million at December 31, 1996. The increase in other borrowings in 1997 was due primarily to attractiveness of longer term rates and the Company's implementation of a leverage program in which FHLB borrowings are matched to securities purchased. These borrowings had original maturities of five months to eight years, with rates at December 31, 1997 ranging from 5.26% to 7.73%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

CAPITAL ADEQUACY

Stockholders' equity increased in 1997 by $26.6 million, to $148.8 million. This increase was a result of net income during the year, along with the net increase in the fair value of available for sale securities which increased stockholders' equity by $494,000, offset by dividends of $7.3 million paid to common stockholders.

                                    Equity
                                 (Thousands)

                                 [LINE CHART]

         94                          102,126
         95                          110,919
         96                          122,678
         97                          148,822

Numbers exclude FASB 115 adjustment.


                          Regulatory Capital Ratios
                              December 31, 1997

                                 [LINE CHART]

                       Leverage Ratio    Tier One Risk          Total Risk
                                       Based Capital Ratio   Based Capital Ratio

F&M Bancorporation         8.65%                11.35%             12.58%
Well Capitalized           5.00%                 6.00%             10.00%
Adequately Capitalized     4.00%                 4.00%              8.00%


At December 31, 1997, the risk-based capital ratio for Tier 1 capital was 11.4% and the total risk-based capital ratio was 12.6%, as compared to minimum regulatory requirements of 4.0% and 8.0%, respectively. The ratio of average equity to average assets amounted to 9.23% at December 31, 1997 compared with 9.44% at December 31, 1996 and 9.44% at December 31, 1995. The Company's leverage ratio at December 31, 1997 was 8.7%, as compared to a minimum regulatory requirement of 4.0%.

At December 31, 1997, the F&M subsidiary banks in the aggregate could have paid approximately $45,483,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing its subsidiary chartered banks. At December 31, 1997, each of the F&M banks was in compliance with all applicable capital requirements, and management believes that the capital structure of the F&M Banks is adequate. The Company's common stock dividend payout ratio was 36.0% in 1997, as compared to 35.2% in 1996 and 31.1% in 1995. These numbers include the dividends historically paid by CSB, USB, WBC and CNB prior to their acquisitions by the Company; differences in dividend policies affect the comparability of information.

F&M's acquisitions of GCB, ETB, CLB, CNB, WBC, and BSW were, and its pending acquisitions of BSC, and FMS are, stock for stock transactions, and therefore additive to the Company's capital. The acquisitions which have been consummated did not significantly affect F&M's capital ratios (and F&M does not expect the pending acquisitions to do so). F&M's 1998 acquisition of SB was for cash, financed through existing capital resources.

F&M did not incur any significant capital expenditures in 1997. The Company to date has not committed to any major commitments to build or purchase in 1998 but also expects to finance future expenditures through earnings and existing capital resources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


LIQUIDITY, INTEREST SENSITIVITY AND MARKET RISK MANAGEMENT

As shown in the Company's Consolidated Statement of Cash Flows for 1997, cash and cash equivalents increased by $20.6 million during 1997 to $93.3 million at December 31, 1997. The increase primarily reflected $130.1 million in net cash provided by financing activities plus $24.5 million in net cash provided by operating activities offset by $134.0 million in net cash used in investing activities. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures. Net cash provided by operating activities primarily consisted of the Company's net income in 1997, increased by adjustments for non-cash charges. Net cash provided by financing activities principally reflected a net increase in deposits and other borrowings offset in part by payments on the Company's other borrowings, and dividends paid.

The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At December 31, 1997, the carrying value of securities maturing within one year was $41.3 million, or 13.4% of the total investment securities portfolio. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that liquidity is adequate.

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Company does not currently engage in the use of derivative instruments. In addition, the Company has no market risk sensitive instruments held for trading purposes.

The Company is, however, party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. For additional detail see Note 18 of Notes to the Company's Consolidated Financial Statements.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking lines of business to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The Company manages its balance sheet to achieve maximum shareholder value within the constraints of its interest rate risk discipline, the maintenance of high credit quality, and sound leverage and liquidity positions. Both the interest rate sensitivity and liquidity position of the Company are reviewed regularly. The primary objective of interest rate sensitivity management is to maintain net interest income growth while reducing exposure to the risks inherent in interest rate movements.

The Company's Asset and Liability Management Committee ("ALCO") attempts to structure the Company's balance sheet to provide for an approximately equal amount of rate sensitive assets and rate sensitive liabilities. In addition to facilitating liquidity needs, this strategy assists management in maintaining relative stability in net interest income despite unexpected fluctuations in interest rates. The Company believes its market risk exposure, based on the potential of near-term losses in future earnings, fair values, and cash flows from reasonably possible near-term changes in market rates or prices is acceptable at this time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


A historical tool for measuring interest rate sensitivity is the gap analysis. The following table shows the Company's approximate consolidated rate sensitivity gap position at December 31, 1997.

                                                      0-90         91-365            1-5         OVER 5
(dollars in thousands)                                DAYS           DAYS          YEARS          YEARS            TOTAL
------------------------------------------------------------------------------------------------------------------------
Loans                                             $347,082       $388,105       $393,360        $69,348       $1,197,895
Investment securities                               46,795         30,869         91,569        137,604          306,837
Other earnings assets                               36,171              0              0            576           36,747
------------------------------------------------------------------------------------------------------------------------
  Total rate-sensitive assets(RSA)                $430,048       $418,974       $484,929       $207,528       $1,541,479
========================================================================================================================
Savings deposits                                  $336,316             $0           $103        $12,111         $348,530
Time deposits                                      202,262        323,453        139,513             11          665,239
------------------------------------------------------------------------------------------------------------------------
Other non-deposit interest-bearing liabilities      47,913         35,029         14,400         11,272          108,614
------------------------------------------------------------------------------------------------------------------------
  Total rate-sensitive liabilities(RSL)           $586,491       $358,482       $154,016        $23,394       $1,122,383
========================================================================================================================
Interest sensitivity gap                         $(156,443)       $60,492       $330,913       $184,134         $419,096
========================================================================================================================
Cumulative interest sensitivity gap              $(156,443)      $(95,951)      $234,962       $419,096
========================================================================================================================
Ratio of cumulative rate sensitivity gap to RSA      (36.4)%        (11.3)%         17.6%          27.2%
Cumulative ratio of rate sensitive
  assets to rate sensitive liabilities                73.3%          89.8%         121.4%         137.3%

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

Management's overall strategy is to coordinate the volume of rate-sensitive assets and liabilities to minimize the impact of interest rate movements on the net interest margin. The above table reflects a negative gap position for the 90-day interval with a positive position for the longer maturities. A negative position is favorable in a falling interest rate environment; a positive position is favorable in a rising interest rate environment. The gap is within the acceptable range established by management at each level of maturity. The December 31, 1997 net interest margin decreased slightly to 4.71% from 4.78% for 1996. Since this is a dynamic ratio, management has the ability to influence net interest income in a positive manner when interest rate changes do occur.

The Company's rollover policy is such that loans are written with limited maturities if they are not in conjunction with amortized payments or otherwise tied to a variable rate. This allows the F&M banks to restructure the terms and interest rate of the loan to correspond with the Company's cost of funds.

CHANGES IN ACCOUNTING PRINCIPLES

FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. The Company adopted the provisions of SFAS No. 125 effective January 1, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement provides guidelines for classification of a transfer as a sale. The statement also requires liabilities incurred or obtained by transferors as part of a transfer of financial assets be initially recorded at fair value. Subsequent to acquisition, the servicing assets and liabilities are to be amortized over the estimated net servicing period.

FUTURE ACCOUNTING CHANGES

In June 1997, FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This statement also requires that an enterprise,
a) classify items of other

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

comprehensive income by their nature in a financial statement and, b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of the balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management, at this time, cannot determine the effect that adoption of this statement may have on the consolidated financial statements of the Company as comprehensive income is dependent on the amount and nature of assets and liabilities held which generate nonincome changes to equity.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement is not expected to have an effect on the financial position or operating results of the Company, but may require additional disclosures in the consolidated financial statements.

SUMMARY QUARTERLY FINANCIAL INFORMATION

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.


                                                                               THREE MONTHS ENDED
                                                      -----------------------------------------------------------------
                                                      MARCH 31               JUNE 30       SEPTEMBER 30     DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands, except per share data)
1997
Interest income                                        $28,331               $30,238            $31,496         $32,482
Interest expense                                        13,361                14,200             14,869          15,415
Net interest income                                     14,970                16,038             16,627          17,067
Provision for loan losses                                  382                   873                643             928
Net income                                               4,685                 4,965              5,312           5,363
Earnings per share                                         .48                   .51                .55             .55

1996
Interest income                                        $23,424               $24,269            $25,129         $26,087
Interest expense                                        10,668                11,019             11,519          12,168
Net interest income                                     12,756                13,250             13,610          13,919
Provision for loan losses                                  434                   416                484           1,570
Net income                                               3,978                 3,856              4,334           3,238
Earnings per share                                         .45                   .43                .49             .36

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REGISTRATION STATEMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 F&M BANCORPORATION, INC.


Dated March 24, 1998                             By:/s/  John W. Johnson
                                                    --------------------
                                                     John W. Johnson,
                                                     President and Chief
                                                     Executive Officer
                                  -------------
                                POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Johnson, Daniel E. Voet and Janet
M. Lakso, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and any state securities commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                ---------------

          Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.*

                               SIGNATURE AND TITLE

            /s/ John W. Johnson                      /s/ Douglas A. Martin
-------------------------------------------       ---------------------------
John W. Johnson, President, Chief Executive       Douglas A. Martin, Director
              Officer and Director

          /s/ Daniel E. Voet                         /s/ Duane G. Peppler
-------------------------------------------       ---------------------------
Daniel E. Voet, Chief Financial Officer and       Duane G. Peppler, Director
Treasurer (also, Principal Accounting Officer)



           /s/ Gail E. Janssen                     /s/ Robert C. Safford
-------------------------------------------       ---------------------------
 Gail E. Janssen, Chairman of the Board           Robert C. Safford, Director
              and Director

              /s/ Otto L. Cox                      /s/ Glenn L. Schilling
-------------------------------------------       ---------------------------
          Otto L. Cox, Director                   Glenn L. Schilling, Director

           /s/ Paul J. Hernke                        /s/ Joseph F. Walsh
-------------------------------------------       ---------------------------
        Paul J. Hernke, Director                   Joseph F. Walsh, Director

-------------
*  Each of the above signatures is affixed as of March 24, 1998.

                            F&M BANCORPORATION, INC.
                               (THE "REGISTRANT")

                                  EXHIBIT INDEX
                                       TO
                            1997 REPORT ON FORM 10-K

Exhibit                                                              Incorporated Herein                               Filed
Number                                  Description                     By Reference                                 Herewith
------                                  -----------                     ------------                                 --------
2.1                               Agreement and Plan of Merger dated                                                   X
                                  as of December 1, 1997 among the
                                  Registrant, BancSecurity
                                  Acquisition Corporation and
                                  BancSecurity Corporation*


2.2                               Plan and Agreement of Merger and                                                     X
                                  Reorganization dated as of December
                                  31, 1997 by and among the
                                  Registrant, F&M Merger Corporation
                                  and Financial Management Services
                                  of Jefferson, Inc.*


3(i)                              Restated Articles of Incorporation,    Exhibit 3(i) to Registrant's Report
                                  as amended through May 7, 1996         on Form 10-Q for the quarter ended
                                                                         March 31, 1996

3(ii)                             Bylaws, as amended through February    Exhibit 3.2 to Registrant's
                                  4, 1994                                Report on Form 10-K for the year
                                                                         ended December 31, 1993 ("1993
                                                                         10-K")


10.1**                            Registrant's 1993 Incentive Stock      Exhibit A to Registrant's Proxy
                                  Option Plan                            Statement for 1993 Annual Meeting
                                                                         of Shareholders ("1993 Proxy Statement")

10.2**                            Registrant's 1993 Stock Option         Exhibit B to 1993 Proxy
                                  Plan for Non-Employee Directors        Statement

Exhibit                                                              Incorporated Herein                        Filed
Number                                  Description                     By Reference                          Herewith
------                                  -----------                     ------------                          --------

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


10.4**                         Registrant's Deferred                     Exhibit 10.6 to
                               Compensation Agreements with:             Registrant's Report on
                                                                         Form 10-K for the year
                                                                         ended December 31, 1992

   (a)                         Gail E. Janssen
   (b)                         Duane G. Peppler

10.5**                         Registrant's Officers' Stock              Description thereof under
                               Purchase Plan                             "Officers' Stock Purchase
                                                                         Plan" in 1996 Proxy
                                                                         Statement

10.6                           Noncompetition Agreement dated            Exhibit 10.1 to the Registrant's
                               February 11, 1994 between the             Report on Form 8-K dated
                               Registrant and Robert C. Safford          February 11, 1994

10.7 **                        Agreement dated November 4, 1993          Exhibit 10.1 to the Registrant's
                               between Pulaski Bank (n/k/a F&M Bank      Report on Form 8-K dated March 21,
                               Northeast) and John W. Johnson            1994 ("3/21/94 8-K")
                               [superseded]

10.8a**                        Option Agreement dated                    Exhibit 10.2 to 3/21/94
                               March 17, 1993 between Pulaski            8-K
                               Bancshares, Inc. and John W.
                               Johnson, together with the
                               assumption thereof by the
                               Registrant dated March 21, 1994

10.8(b)**                      Employment Agreement between                                                     X
                               the Registrant and John W.
                               Johnson dated July 14, 1997
                               ("Johnson Employment
                               Agreement)


10.8(c)**                      Amendment No. 1 to Johnson
                               Employment Agreement, dated                                                      X
                               November 3, 1997


Exhibit                                                              Incorporated Herein                        Filed
Number                                  Description                     By Reference                          Herewith
------                                  -----------                     ------------                          --------
10.9                           Plan and Agreement of Merger              Exhibit 10.12 to 1995
                               and Reorganization dated as of            10-K
                               February 22, 1996 by and among
                               the Registrant, F&M Interim Bank
                               and Community State Bank*

10.10                          Plan and Agreement of                     Exhibit 10.15 to F&M's
                               Reorganization and Merger dated           Annual Report on Form
                               as of February 27, 1997 among             10-K for the year ended
                               the Registrant, Merger Corp. and          December 31, 1996
                               Citizens National Bancorporation,         ("1996 10-K")
                               Inc.*

10.11                          Plan and Agreement of Merger              Exhibit 10.16 to
                               and Reorganization dated as of            1996 10-K
                               March 19, 1997 among the
                               Registrant, Wisconsin Ban Corp.
                               and F&M Merger Corporation*

21                             List of Subsidiaries                                                             X

23                             Consent of Wipfli Ullrich Bertelson                                              X
                               LLP

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