Form 10-Q
period 1998-03-31
F&M BANCORPORATION INC
filed 1998-05-15
CIK 793049

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------     ---------------------

Commission file number      000-14553
                         -----------------------------------------------------

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
Yes  X     No
    ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 1998.

        $1.00 par value common
        9,912,327 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES
                           --------------------------

                                      INDEX
                                      -----

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
PART I.           FINANCIAL INFORMATION:

Item l.           Financial Statements                                                                    3

                  Condensed Consolidated Balance Sheets as of March
                    31, 1998 and December 31, 1997 (Unaudited)                                            4

                  Condensed Consolidated Statements of Earnings
                    for the three months ended March 31, 1998
                    and 1997 (Unaudited)                                                                  5

                  Condensed Consolidated Statements of Changes in
                     Stockholders' Equity for the three months ended                                      6
                     March 31, 1998 and 1997 (Unaudited)

                  Condensed Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1998
                    and 1997 (Unaudited)                                                                  7

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                                                                8

Item 2.           Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    11

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                             17

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                       19


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

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  March 31,               December 31,
                                                                                    1998                      1997
                                                                                 -----------              ------------

ASSETS
Cash and cash equivalents                                                         $   44,088               $   56,581
Investment securities (Note B)
  Held to maturity                                                                   130,074                  128,240
  Available for sale - stated at fair value                                          182,083                  178,597
Federal funds sold                                                                    18,056                   36,747
Loans (Note C)                                                                     1,255,411                1,197,895
  Less:  Allowance for loan losses                                                   (15,841)                 (15,090)
                                                                                   ---------                ---------
                  Net loans                                                        1,239,570                1,182,805

Bank premises and equipment, net                                                      33,531                   32,858
Other real estate                                                                      1,377                      917
Other assets                                                                          35,889                   29,258
                                                                                   ---------                ---------
         TOTAL ASSETS                                                             $1,684,668               $1,646,003
                                                                                   =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                                          $  173,896               $  180,312
    Interest bearing                                                               1,205,491                1,193,060
                                                                                   ---------                ---------
                  Total deposits                                                   1,379,387                1,373,372

  Short-term borrowing                                                                62,020                   47,685
  Other borrowings                                                                    69,929                   60,929
  Accrued expenses and other liabilities                                              16,615                   15,174
                                                                                   ---------                ---------

                  Total liabilities                                                1,527,951                1,497,160



Shareholders' Equity
Common stock - $1 par value:
    Authorized - 20,000,000 shares
    Issued - 9,922,922 and
                  9,779,130 shares, respectively                                       9,923                    9,779
  Capital surplus                                                                     88,262                   86,334
  Retained earnings                                                                   58,798                   53,101
  Net unrealized loss on securities available for sale                                   103                       21
  Less-Common stock held in treasury at cost-
    22,915 shares and 24,020 shares, respectively                                       (369)                    (392)
                                                                                   ---------                ---------
                  Total shareholders' equity                                         156,717                  148,843
                                                                                   ---------                ---------
         Total liabilities and shareholders' equity                               $1,684,668               $1,646,003
                                                                                   =========                =========



                See accompanying notes to unaudited consolidated
                             financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                                                             Three months ended March 31,
                                                                           1998                       1997
                                                                           ----                       ----
Interest income
  Interest and fees on loans                                               $28,168                   $24,156
  Interest on investment securities
    Taxable                                                                  2,706                     2,235
    Exempt from federal tax                                                  1,739                     1,584
Other interest income                                                          517                       355
                                                                            ------                    ------
   Total interest income                                                    33,130                    28,330
                                                                            ------                    ------

Interest expense
  Interest on deposits                                                      13,990                    12,425
  Interest on short-term borrowing                                             719                       676
  Interest on other borrowing                                                  906                       259
                                                                            ------                    ------
        Total interest expense                                              15,615                    13,360
                                                                            ------                    ------

        Net interest income                                                 17,515                    14,970

Provision for loan losses                                                      692                       383
                                                                            ------                    ------

        Net interest income after
          provision for loan losses                                         16,823                    14,587
                                                                            ------                    ------

Other income
  Service charges on deposit accounts                                        1,086                     1,016
  Other operating income                                                     1,381                       861
  Net security gain (loss)                                                      (0)                       (6)
                                                                            ------                    ------
                                                                             2,467                     1,871
                                                                            ------                    ------

Other expenses
  Salaries and employee benefits                                             6,246                     5,391
  Other operating expense                                                    5,021                     4,379
                                                                            ------                    ------
                                                                            11,267                     9,770
                                                                            ------                    ------

Income before income taxes                                                   8,023                     6,688

Income taxes                                                                 2,525                     2,003
                                                                            ------                    ------

  NET INCOME                                                               $ 5,498                   $ 4,685
                                                                            ======                    ======


EARNINGS PER SHARE - BASIC                                                     .56                       .48
EARNINGS PER SHARE - DILUTED                                                   .55                       .48



           See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                              Three Months                  Three Months
                                                                  Ended                          Ended
                                                              March 31, 1998                 March 31, 1997
                                                              --------------                 --------------
                                                      Shares           Equity Total    Shares        Equity Total
                                                      ------           ------------    ------        ------------
Balance-beginning of
period                                                9,779,130            $148,843    8,173,255     $122,205
Acquisition of Bank of South Wayne                      143,792               4,451
Acquisition of East Troy                                                                 439,993        7,722
Acquisition of Green County                                                              182,967        3,237
Acquisition of Clear Lake                                                                161,040        1,952
Comprehensive income:
  Net Income                                                                  5,498                     4,685
  Other comprehensive
income - Change in net
unrealized gain (loss) on
securities available for
sale                                                                             82                      (212)
                                                   ----------------------------------------------------------
Total comprehensive
income                                                                        5,580                     4,473
                                                   ----------------------------------------------------------
Cash dividends                                                               (2,180)                   (1,610)
Exercise of stock options                                                        23                        57
                                                   ----------------------------------------------------------

Totals                                                9,922,922            $156,717    8,957,255     $138,036
                                                   ----------------------------------------------------------



           See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                             1998                 1997
                                                                                          ---------            -------
Increase (decrease) in cash and cash equivalents: Cash flows from operating activities:
        Net income                                                                         $  5,498            $ 4,685
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Provision for depreciation and net amortization                                   943                833
              Provision for loan losses                                                         692                383
              Loss on sale of investment securities                                               0                  6
              Increase in other assets                                                       (3,304)            (1,687)
              Gain on sale of equipment                                                          (3)                34
              Increase in other liabilities                                                   1,265              2,717
              Provision for other real estate losses                                              1                  2
              Gain on sale of other real estate                                                   6                 21
              Minority interest                                                                   0                  0
                                                                                           --------           --------
      Net cash provided by operating activities                                               5,098              6,994
                                                                                           --------           --------

      Cash flows from investing activities:
              Proceeds from sale of investment securities
                available for sale                                                                0                   0
              Proceeds from maturities of investment
                securities available for sale                                                28,072              11,749
              Purchase of investment securities
                available for sale                                                          (24,060)            (11,775)
              Proceeds from maturities of investment
                securities held to maturity                                                   2,077                 428
              Purchase of investment securities
                held to maturity                                                             (2,341)             (2,266)
              Net increase in loans                                                         (31,166)            (33,440)
              Capital expenditures                                                           (1,257)               (702)
              Proceeds from sale of equipment                                                    60                   0
              Proceeds from sale of other real estate                                             0                 420
              Payment for purchase of stock of
                subsidiary banks, net of cash received                                        3,442              12,566
                                                                                           --------           ---------
     Net cash used in investing activities                                                  (25,173)            (23,020)
                                                                                           --------           ---------

      Cash flows from financing activities:
              Net decrease in deposits                                                      (32,294)            (18,712)
              Net increase in short-term borrowings                                          14,335              21,973
              Dividends paid                                                                 (2,180)             (1,610)
              Net increase in other borrowings                                                9,000               4,565
              Net proceeds options exercised                                                     30                  56
                                                                                           --------           ---------
    Net cash provided by financing activities                                               (11,109)              6,272
                                                                                           --------           ---------

Net decrease in cash and cash equivalents                                                   (31,184)             (9,754)
Cash and cash equivalents at beginning of period                                             93,328              72,692
                                                                                           --------           ---------
Cash and cash equivalents at end of period                                                 $ 62,144           $  62,938
                                                                                           ========           =========

                See accompanying notes to unaudited consolidated
                             financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisition of Wisconsin Ban Corp, acquired on May 30, 1997 and Citizen's National Bancorporation, Inc., acquiried August 14, 1997. These transactions have been accounted for using the pooling of interests method of accounting. East Troy Bancshares, acquired on January 10, 1997, Green County Bank, acquired on February 27, 1997, Clear Lake Bancorp., acquired on August 12, 1997 and the Bank of South Wayne, acquiried on February 9, 1998, accounted for as pooling of interests, were not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions of the Security office in Antigo, Wisconsin, acquired on September 29, 1997, and the Sentry Bancorp, acquired on January 27, 1997, were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 9, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE B - INVESTMENT SECURITIES

      Carrying amounts and market values of investment securities held to maturity at March 31, 1998 are as follows:

                                                                                 Carrying      Market
                                                                                  Amount        Value
                                                                                -----------   --------
                                                                                    (in thousands)
Exempt obligations of states and political subdivisions                         $130,074      $  134,711
                                                                                ========      ==========

NOTE C - LOANS

      At March 31, 1998, loans are as follows:
                                                  (in thousands)
Commercial and industrial                                                                     $  265,659
Agricultural                                                                                      86,458
Re  al estate construction                                                                        41,542
Real estate mortgage                                                                             773,638
Installment and other consumer                                                                    88,114
                                                                                              ----------
                                                                                               1,255,411
Less allowance for loan losses                                                                   (15,841)
                                                                                              ----------
       Net loans                                                                              $1,239,570
                                                                                              ==========

NOTE D - EARNINGS PER SHARE OF COMMON STOCK

      Earnings per share are based on weighted average number of common shares outstanding restated to reflect the 10% stock dividend paid to stockholders on June 9, 1997. The following shows the computation of the basic and diluted earnings per share for the three months ended March 31, 1998 and 1997.

                                                                                Weighted
                                                                                 Average
                                                                                Number of        Earnings Per
                                                             Net Income          Shares                 Share
-------------------------------------------------------------------------------------------------------------
                                                           (in Thousands)
1998
-------------------------------------------------------------------------------------------------------------
Earnings per share-Basic                                      $5,498             9,899,387              $0.56
Effect of stock options                                                             50,853
-------------------------------------------------------------------------------------------------------------
Earnings per share-Diluted                                    $5,498             9,950,240              $0.55
=============================================================================================================
1997
-------------------------------------------------------------------------------------------------------------
Earnings per share-Basic                                      $4,685             9,742,171              $0.48
-------------------------------------------------------------------------------------------------------------
Effect of stock options                                                             30,007
-------------------------------------------------------------------------------------------------------------
Earnings per share-Diluted                                    $4,685             9,772,178              $0.48
=============================================================================================================

NOTE E - NON-PERFORMING ASSETS

      The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at March 31, 1998:

(in thousands)
Non-accrual loans                                 $10,785   0.86%
Loans past due 90 days or more                        800   0.06
Restructured loans                                      0   0.00
                                                  -------   ----

Total non-performing loans                         11,585   0.92

Other real estate owned                             1,377   0.11
                                                  -------   ----

Total non-performing assets                       $12,962   1.03%
                                                  =======   ====


NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

      The following table summarizes loan balances at March 31, 1998; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:


(in thousands)
Average balance of loans for period                       $1,233,698
                                                          ==========

Allowance for loan losses at
  beginning of period                                         15,090

Loans charged off
  Commercial and Industrial                                      407
  Real Estate - Mortgage                                           1
  Installments and Other Consumer Loans                          231
                                                               -----

  Total charge offs                                              639

Recoveries on loans previously
  charged off
  Commercial and Industrial                                       51
  Real Estate - Mortgage                                           3
  Installment and Other Consumer Loans                            50
                                                               -----

  Total recoveries                                               104

Net loans charged off                                            535

Provisions for loan losses of banks
      acquired at date of acquisition                            594

Provisions for loan
  losses                                                         692
                                                               -----
Allowance for loan losses
  at end of period                                           $15,841
                                                             =======
Ratio of net charge offs
  during period to average
  loans outstanding (annualized)                                0.18%
Allowance for loan
  losses to total loans                                         1.26%

NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

      The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at March 31, 1998:

                                                      Percent
                                                      of loans
                                          Amount of   in each
                                           reserve    category
                                          for loan    to total
(in thousands)                             losses      loans
----------------------------------------------------------------
Commercial,
industrial, and
agricultural                              $ 7,288       28.1%
Real estate -
construction                                  257        3.3
Real estate - mortgage                      5,616       61.6
Installment and other
consumer loans                              2,680        7.0
                                          -------      -----
                                          $15,841      100.0%
                                          =======      =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL


      The following discussion and analysis provides information regarding the Company's results of operations for the three months ended March 31, 1998 and 1997 and financial condition at March 31, 1998. These statements have been restated to reflect the acquisitions of Wisconsin Ban Corp ("WBC"), acquired on May 30, 1997 and Citizens National Bancorporation, Inc. ("CNB"), acquired on August 14, 1997. These transactions have been accounted for using the pooling of interests method of accounting. East Troy Bancshares ("ETB"), acquired on January 10, 1997, Green County Bank ("GCB"), acquired on February 27, 1997, Clear Lake Bancorp.("CLB"), Inc., acquired on August 12, 1997, and the Bank of South Wayne, acquired on February 9, 1998, accounted for as pooling of interests, were not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of the Security office in Antigo, acquired on September 29, 1997 and the Sentry Bancorp, acquired on January 27, 1998, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 9, 1997.

      The Company has also announced two pending acquisitions: BancSecurity Corporation ("BSC") and Financial Management Services of Jefferson ("FMS"). These acquisitions will be accounted for using the pooling of interests method of accounting. Because of the relative size of the entities (those entities having total assets of approximately $550 million and $100 million, respectively, at December 31, 1997), the acquisitions together are expected to have a material effect upon F&M and its financial results and condition. Although the pending acquisitions are expected to be consummated in 1998, each remains subject to conditions precedent and there can be no assurance of completion.

      Discussions in this Management's Discussion and elsewhere in this Annual Report, that are not statements of historical fact (including statements in the future tense or which include terms such as "believe", "expect", "anticipate" or "may") are forward-looking statements that involve risks and uncertainties, and Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors, including those described in this Management's Discussion and Analysis and elsewhere in this report.

RESULTS OF OPERATIONS

   For the three months ended March 31, 1998, net income increased $813,000, or 17.4%, to $5.5 million from $4.7 million in the first quarter of 1997. The annualized return on average assets was 1.33% for the first quarter of 1998 compared with 1.31% for the first quarter of 1997. Returns on average stockholders' equity on an annualized basis for the first quarters of 1998 and 1997 were 14.35% and 14.05%, respectively.

Net Interest Income

   Net interest income for the three months ended March 31, 1998 increased $2.5 million, or 17.0%, to $17.5 million from $15.0 million in the first quarter of 1997. Total interest income for the first quarter of 1998 increased $4.8 million, or 16.9%, to $33.1 million from $28.3 million in the first quarter of 1997. Interest expense increased $2.3 million, or 16.9%, to $15.6 million in the first quarter of 1998 from $13.4 million in the first quarter of 1997.

   Increased net interest income for the three month period is attributable to the increase in asset volume resulting from the Company's internal growth and acquisitions, and the relative stability of the Company's net interest margin (4.73% vs 4.69% at March 31, 1998 and 1997, respectively). Total interest income increased for the three month period in 1998 compared to the same period last year as a result of an increase in interest and fees on loans resulting from increased loan activity and acquisitions, while total interest expense increased for the three month period in 1998 compared to 1997 as a result of increased levels of deposits primarily due to acquisitions. Both interest income and expense reflect relatively stable interest rates between the periods.

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

      The provision for loan losses for the three months ended March 31, 1998 increased $309,000, or 80.8%, to $692,000 from $383,000 in the first quarter of 1997. This increase in the provision for the first three months was made mainly to reflect an increase in net charge offs which increased from $176,000 in the first three months of 1997 to $535,000 in the first three months of 1998 and an increase in the loan portfolio. Despite the increases in charge offs and the loan portfolio, but reflecting allowances of banks acquired in 1998, the Company was able to maintain the allowance for loan losses as a percentage of loans at 1.26%

Non-Interest Income

      The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for the three months ended March 31, 1998 increased $597,000, or 31.9%, to $2.5 million from $1.9 million in the first quarter of 1997. The increase was due principally to increases in secondary market commissions, service charges and other fee income. Purchase acquisitions and acquisitions of banks for which prior periods were not restated also contributed to the increase of non-interest income.

Non-Interest Expense

      Non-interest expense for the three months ended March 31, 1998 increased $1.5 million, or 15.3%, to $11.3 million from $9.8 million in the first quarter of 1997. This increase was primarily due to the acquisitions in 1997 and 1998, resulting from both the cost of the acquisitions and increase from those with respect for which prior periods were not restated (additional staffing, occupancy expense, data processing fees, etc.), and the normal increases in salaries and employee benefits.

      The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.13% in the first quarter of 1998 compared with 2.20% in the first quarter of 1997.

      Due to the sensitivity of the overhead ratio to changes in the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income on a fully-taxable equivalent basis and non-interest income from ongoing operations, excluding nonrecurring items. The efficiency ratio was 53.9% in the first quarter of 1998 compared with 55.2% in the first quarter of 1997. The decreases in this ratio and the overhead ratio resulted from the various factors set forth above.

Provision for Income Taxes

      The Company's provision for income taxes for the three months ended March 31, 1998 increased $522,000, or 26.1%, to $2.5 million from $2.0 million in the first quarter of 1997. The increase in income tax provision was principally due to increased taxable income.

Net Income

      As a result of the preceding factors, net income for the first quarter of 1998 increased by $813,000, or 17.4%, to $5.5 million from $4.7 million in the same period for 1997.

      Basic net income per common share was $0.56 for the first quarter of 1998 compared with $0.48 in the first quarter of 1997 an increase of 16.7%. The Company maintains stock option plans for officers and directors. Fully diluted net income per share was $0.55 for the first quarter of 1998 compared with $0.48 for the first quarter of 1997; the difference from basic net income per share results from the effects of outstanding stock options.

FINANCIAL CONDITION

Loan Portfolio

      At March 31, 1998, total loans increased $57.5 million, or 4.8%, to $1.255 billion from $1.198 billion at December 31, 1997. The loan mix in the Company's portfolio at March 31, 1998 did not change in any material respect compared with December 31, 1997. Approximately $26 million in loans, or 45% of the first quarter's growth, resulted from acquisitions for which the Company did not restate its prior financial statements and the remaining balance resulted primarily from steady loan demand spread throughout the Company's subsidiary banks.

Non-Performing Assets

      Maintaining excellent credit quality continues to be a priority for the Company. At March 31, 1998, non-performing assets amounted to $13.0 million, compared to $11.9 million at December 31, 1997. Non-performing loans at March 31, 1998 were $11.6 million, or 0.92% of total loans, compared to $11.0 million at December 31, 1997. Other real estate owned ("OREO") at March 31, 1998 was $1.4 million as compared to $917,000 at December 31, 1997. The ratio of non-performing assets to total loans at March 31, 1998 was 1.03%. Management continues to work at reducing the level of non-performing assets. Non-performing assets increased the first three months of 1998 because of acquisitions and developments with respect to a number of separate loans, in different locations and industries. Management does not believe that there is any common reason or general trend which accounts for the increase (or that it necessarily is an indication of expected future developments). However, particularly in view of the developments, management continues to make an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

Summary of Loan Loss Experience

      For the first three months of 1998, total charge-offs were $639,000 and total recoveries were $104,000. The annualized ratio of net charge-offs to average loans outstanding for the three months ended March 31, 1998 was 0.18%. The charge-offs were not concentrated in any particular industry or location.

Allowance for Loan Losses

      At both March 31, 1998 and December 31, 1997, the allowance for loan losses as a percentage of total loans was 1.26%. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The ultimate recovery of all loans is susceptible to future market and economic factors beyond the Company's control as well as factors affecting particular borrowers. Also, the process of setting loss reserves involves an estimation of future occurrences, and is inherently uncertain. These factors may result in future losses or recoveries differing significantly from the allowances and reserves provided in the financial statements.

Investment Portfolio

      At March 31, 1998, the investment portfolio increased $5.3 million, or 1.7%, to $312.2 million from $306.8 million at December 31, 1997. This increase is attributed to the acquisitions in 1998 for which prior periods were not restated. At March 31, 1998 and December 31, 1997, the investment portfolio represented 18.5% and 18.6% of total assets, respectively.

Deposits

      Total deposits at March 31, 1998 increased $6.0 million, or 0.4%, to $1.379 billion from $1.373 billion at December 31, 1997. Interest-bearing deposits at March 31, 1998 increased $12.4 million, or 1.0%, to $1.205 billion from $1.193 billion at December 31, 1997. The increase in deposits is attributable to the two acquisitions in the first quarter of 1998 representing approximately $37 million offset by internal decrease in deposits of approximately $31 million. Historically, deposits have typically increased at year end and then gradually returned to prior levels, typically resulting in a first quarter decrease in deposits.

Borrowings

      Short-term borrowings at March 31, 1998 were $62.0 million, as compared to $47.7 million at December 31, 1997. Short-term borrowings consist primarily of federal funds purchased and repurchase agreements. The Company has used short-term borrowings to assist in funding its increasing loan demand. Use of short-term funds at quarter end March 31, 1998, reflect the attractiveness of rates for those funds. Going forward, continued reliance on short-term funds may be required if loan demand continues to outpace deposit growth, and, therefore, short-term borrowings are expected to vary from time to time.

      Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of March 31, 1998. These borrowings are secured by pledges of mortgage loans, and totaled $69.9 million at March 31, 1998, compared to $60.9 million at December 31, 1997. These FHLB borrowings had original maturities of three months to nine years at March 31, 1998. The increase in other borrowings in 1997 and early 1998 was due primarily to attractiveness in longer term rates and the Company's implemation of a leverage program in which FHLB borrowings are matched to securities purchased.

CAPITAL ADEQUACY

      During the three months ended March 31, 1998, stockholders' equity increased $7.9 million due to net income of $5.5 million in the first quarter and the acquisition of the Bank of South Wayne, offset by dividends paid to stockholders. At March 31, 1998, the Company's risk-based Tier 1 capital ratio was 11.16%. The total risk- based capital ratio was 12.39% and the leverage ratio was 8.67%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.28% at March 31, 1998, compared with 9.31% at March 31, 1997.

      F & M's common stock dividend payout ratio was 39.6% in the first three months of 1998 as compared to 31.7% in the comparable 1997 period. These numbers do not include the dividends historically paid by Green County, East Troy, Clear Lake, Citizens, Prairie, and South Wayne prior to their acquisitions by the Company.

   At March 31, 1998, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

      The Company financed its purchase of Sentry Bancorp of approximate $5 million using earnings and existing capital resources. During the first quarter the Company incurred minimal capital expenditures for replacement and renovation of facilities. The Company to date has not committed to any major commitments to build or purchase in 1998, but also expects to finance any such expenditures through earnings and existing capital resources.

LIQUIDITY

      As shown in the Company's Consolidated Statements of Cash Flows for the three months ended March 31, 1998, cash and cash equivalents decreased by $31.2 million during the period to $62.1 million at March 31, 1998. The decrease primarily reflected $5.1 million in net cash provided by operating activities offset by $11.1 million in net cash used by financing activities, and $25.2 million in net cash used in investing activities. Net cash used in operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash used in financing activities principally reflected a decrease in deposits offset by an increase in short-term and other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures offset by net cash received in acquisitions for which prior periods were not restated.

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

OTHER

Accounting Changes

        In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS
No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement is not expected to have an effect on the financial position or operating results of the Company, but may require additional disclosures in the consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

      Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities. Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking lines of business to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk, the Company manages its balance sheet to achieve maximum shareholder value within the constraints of its interest rate risk discipline, the maintenance of high credit quality, and sound leverage and liquidity positions. Both the interest rate sensitivity and liquidity position of the Company are reviewed regularly. The primary objective of interest rate sensitivity management is to maintain net interest income growth while reducing exposure to the risks inherent in interest rate movements.

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

      The Company employs various strategies to reduce its exposure to interest rate fluctuations. These strategies include: selling longer term maturity mortgages to the secondary market, utilizing the Federal Home Loan Bank and other sources to fund assets, and applying various asset positioning strategies consistent with the overall needs of the Company at any given time. Management has chosen to sell 15 year and 30 year mortgages to the secondary market as a means of removing such a long original stated maturity asset off of the bank's balance sheet and reduce the accompanying interest rate risk associated with the assets. Instead, member banks are encouraged to retain adjustable rate mortgages with 1-5 year rate locks on their balance sheets. Federal Home Loan Bank membership by affiliate banks has enabled banks to diversify their funding maturity options as well as employ match funding strategies for longer duration assets. Depending on the interest rate risk position of the Company, the ALCO, which meets quarterly, implements strategies to re-balance the Company to its desired position. When the Company is overly liability sensitive, floating/variable rate commercial loans by subsidiary banks are encouraged by management. Furthermore, the purchase of floating/variable rate investment securities are directly coordinated through the Company's Investment Department when loan demand for this loan type is not present. To help offset longer assumed maturity core deposits or to extend the duration of the Company's assets at any given time, longer term securities are purchased directly through the Company's Investment Department. In addition to these strategies, the Company has chosen to offer a premium rate money market deposit product to customers maintaining average balances exceeding $10,000. The rate on the product is tied directly to the weekly average auction rate on the 3 month United States Treasury Bill, which management believes positions the Company competitively in the market.

      The method of analysis presented is "earnings at risk" ("EAR"). While the model employed by the Company is capable of both EAR and "value at risk" ("VAR"), it has chosen to place greater emphasis on EAR because the measurement is believed to be of greatest concern to Company shareholders, as evidenced by the marketplace's focus on quarterly and annual earnings. Furthermore, an immediate rate shock of up or down 100-200 basis points is likely to have a more visible immediate impact on the Company's earnings as compared to its market value. Nevertheless, EAR has shortcomings inherent in its analysis. First, the whole issue as to what maturity should be assigned to the Company's core deposits is one that can vastly impact the results that the model produces. The model employed assumes a longer duration assignment to these liabilities based off of historical experience. Second, the model assumes a normal bell-shaped curve distribution, although this assumption is elusive in volatile financial markets. Frequently, the extreme may be the reality as evidenced by the experience seen in the early 1980s. Third, the model assumes fairly normal correlation patterns. In reality, however, correlation structures are unstable over time. Fourth, most EAR approaches measure risk over less than two years. However, this is likely not enough time to detect structural relationships between variables. And fifth, the model assumes theoretical pricing based off of a linear relationship between market rates and earnings. This relationship actually has more of a curvature relationship based off of the inherent convexity present in all fixed rate instruments having a defined maturity; in other words, a fixed rate instrument will appreciate by a greater amount than it will decline.

      Based on the model utilized, the interest rate risk of the Company expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 1998 is as follows:

                                                         March 31,1998
                                                        Basis Point Change
                                                       --------------------------------------------
                                                       +200             +100         -100            -200
                                                       ----             ----         ----            ----
Percentage change in net interest
income due to an immediate change
in interest over a one-year time
horizon                                               (2.65%)          (1.33%)       0.67%           1.09%

         Management has only recently begun to evaluate the Company's interest rate risk by using EAR. As a result, no set EAR parameters have yet been identified. Instead, management continues to utilize rate sensitive asset/rate sensitive liability (RSA/RSL) measurements for establishing interest rate risk parameters. Nevertheless, management is expected to establish conservative EAR parameters consistent with its .70 - 1.20 acceptable range for 0 - 6 month RSA/RSL and .80 - 1.10 acceptable range for 0 - 1 year RSA/RSL interest rate risk parameters.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

         (b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the quarater.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       F & M BANCORPORATION, INC.

                                       (Registrant)





Date May 14, 1998                      /s/  John W. Johnson
     -------------------               --------------------------------------
                                       John W. Johnson
                                       President and Chief Executive Officer





Date May 14, 1998                      /s/  Daniel E. Voet
     -------------------               --------------------------------------
                                       Daniel E. Voet
                                       Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

                            F&M BANCORPORATION, INC.

                   Form 10-Q for Quarter Ended March 31, 1998





 Exhibit No.                                            Description
 -----------                                           -------------

     27                                              Financial Date Schedule