Form 10-K/A
period 1997-12-31
F&M BANCORPORATION INC
filed 1998-05-18
CIK 793049

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-K/A

                                  AMENDMENT NO. 1 TO

                  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ____________

                      Commission file number:         000-14553

                               F&M BANCORPORATION, INC.
                (Exact name of registrant as specified in its charter)

           Wisconsin                      39-1365327
 (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

                      One Bank Avenue, Kaukauna, Wisconsin 54130
                       (Address of principal executive offices)

                      Issuer's telephone number:  (920) 766-1717

             Securities registered pursuant to Section 12(b) of the Act:
Title of each class:      Name of each exchange on which registered:
_______None__________     ____________N/A________________


             Securities registered pursuant to Section 12(g) of the Act:

                             $1.00 Par Value Common Stock
                                   (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___X___               No _____

 Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     As of March 16, 1998, 9,898,170 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $42.00 last sale price on that date on the NASDAQ Stock Market) held by non-affiliates (excludes a total of 472,055 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $395 million.


     F&M Bancorporation, Inc. (the "Company") hereby amends Item 7A of its annual report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K") to read as follows:

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Interest rate risk is the most significant market risk affecting F&M Bancorporation, Inc. (the "Company"). Other types of market risk, such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities. Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking lines of business to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The Company manages its balance sheet to achieve maximum shareholder value within the constraints of its interest rate risk discipline. The maintenance of high credit quality, and sound leverage and liquidity positions. Both the interest rate sensitivity and liquidity position of the Company are reviewed regularly. The primary objective of interest rate sensitivity management is to maintain net interest income growth while reducing exposure to the risks inherent in interest rate movements.

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

     Based on the model utilized, the interest rate risk of the Company expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 1997, is as follows:





                         ________Basis Point Change________
                         +200       +100     -100        -200

Percentage change in
net interest income
due to an immediate
change in interest
over a one-year time
horizon                 (1.85%)    (0.93%)   0.86%       1.67%


     Management has only recently begun to evaluate the Company's interest rate risk by using EAR. As a result, no set EAR parameters have yet been identified. Instead, management continues to utilize rate sensitive asset/rate sensitive liability (RSA/RSL) measurements for establishing interest rate risk parameters. (See Item 7 - "Management's Discussion and Analysis--Liquidity, Interest Sensitivity and Market Risk Management.") Nevertheless, management is expected to establish conservative EAR parameters consistent with its .70 - 1.20 acceptable range for 0 - 6 month RSA/RSL and .80 - 1.10 acceptable range for 0 - 1 year RSA/RSL interest rate risk parameters.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated the 15th day of May, 1998.

                              F&M BANCORPORATION, INC.



                              By_____/s/__John W. Johnson__________
                              John W. Johnson
                              President and Chief Executive Officer