Form 10-Q
period 1998-06-30
F&M BANCORPORATION INC
filed 1998-08-14
CIK 793049

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.E20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998
                               ------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

Commission file number                 0-14553
                      ---------------------------------------

                           F & M Bancorporation, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-1365327
--------------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   One Bank Avenue,     Kaukauna, Wisconsin                 54130
 -------------------------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (920) 766-1717
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X   No
    ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 1998.

        $1.00 par value common
        14,175,594 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES
                           --------------------------

                                      INDEX
                                      -----



                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item l.           Financial Statements                                         3

                  Condensed Consolidated Balance Sheets
                    as of June 30, 1998 and December 31,
                    1997 (Unaudited)                                           4

                  Condensed Consolidated Statements of Earnings
                    for the six months ended June 30, 1998
                    and 1997 (Unaudited)                                       5

                  Condensed Consolidated Statements of Changes in
                    Stockholders' Equity for the six months ended
                    June 30, 1998 and 1997 (Unaudited)                         6

                  Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 30, 1998
                    and 1997 (Unaudited)                                       7

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                                     8

Item 2.           Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                         11

Item 3.           Quantitative and
                  Qualitative Disclosure about Market Risk                    17

PART II.          OTHER INFORMATION
---------         -----------------
Item 4.           Submission of Matters to a Vote of Security Holders         19

Item 5.           Other Matters                                               20

Item 6.           Exhibits and Reports on Form 8-K                            20

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

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                        June 30,    December 31,
                                                          1998          1997
                                                      ----------    ------------

ASSETS
Cash and cash equivalents                             $   55,603     $   56,581
Investment securities (Note B)
  Held to maturity                                       140,094        128,240
  Available for sale - stated at fair value              205,478        178,597
Federal funds sold                                        24,245         36,747
Loans (Note C)                                         1,320,293      1,197,895
  Less:  Allowance for loan losses                       (17,298)        15,090)
                                                       ---------      ---------
                  Net loans                            1,302,995      1,182,805

Bank premises and equipment, net                          37,265         32,858
Other real estate                                          3,218            917
Other assets                                              37,021         29,258
                                                      ----------      ---------
         TOTAL ASSETS                                 $1,805,919     $1,646,003
                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                              $  203,992     $  180,312
    Interest bearing                                   1,281,534      1,193,060
                                                      ----------     ----------
                  Total deposits                       1,485,526      1,373,372

  Short-term borrowing                                    44,731         47,685
  Other borrowings                                        85,133         60,929
  Accrued expenses and other liabilities                  16,907         15,174
                                                      ----------     ----------

                  Total liabilities                    1,632,297      1,497,160



Shareholders' Equity
    Common stock - $1 par value:
    Authorized - 20,000,000 shares
    Issued - 10,564,776 and
                  9,779,130 shares, respectively          10,565          9,779
  Capital surplus                                         88,271         86,334
  Retained earnings                                       75,101         53,101
  Net unrealized gain on securities available for sale       133             21
  Less-Common stock held in treasury at cost-
    15,595 shares and 34,595 shares, respectively           (448)          (392)
                                                      ----------     ----------
                  Total shareholders' equity             173,622        148,843
                                                      ----------     ----------
         Total liabilities and shareholders' equity   $1,805,919     $1,646,003
                                                      ==========     ==========


     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                     Three months ended       Six months ended
                                          June 30,                 June 30,
                                      1998        1997        1998        1997
                                   ----------- ----------- ----------- --------

Interest income
  Interest and fees on loans         $30,376    $25,851     $59,922     $50,007
  Interest on investment securities
    Taxable                            2,987      2,453       5,946       4,688
    Exempt from federal tax            1,897      1,621       3,829       3,205
  Other interest income                  339        313         864         669


     Total interest income            35,599     30,238      70,561      58,569
                                     -------    -------     -------     -------

Interest expense
  Interest on deposits                14,676     12,637      29,469      25,063
  Interest on short-term borrowing       823        946       1,571       1,622
  Interest on other borrowing          1,085        617       2,067         876
                                      ------     ------      ------      ------
        Total interest expense        16,584     14,200      33,107      27,561
                                      ------     ------      ------      ------

        Net interest income           19,015     16,038      37,454      31,008

Provision for loan losses                764        872       1,456       1,255
                                      ------     ------      ------      ------
        Net interest income after
          provision for loan losses   18,251     15,166      35,998      29,753
                                      ------     ------      ------      ------
Other income
  Service charges on deposit accounts  1,245      1,153       2,365       2,169
  Other operating income               1,795      1,125       3,209       1,986
  Net securities gain (loss)               0         75           0          69
                                      ------     ------      ------      ------
                                       3,040      2,353       5,574       4,224
                                      ------     ------      ------      ------
Other expenses
  Salaries and employee benefits       6,648      5,705      13,190      11,096
  Other operating expense              5,558      4,599      10,827       8,978
                                      ------     ------      ------      ------
                                      12,206     10,304      24,017      20,074
                                      ------     ------      ------      ------

Income before income taxes             9,085      7,215      17,555      13,903

Income taxes                           2,924      2,249       5,531       4,252
                                      ------     ------      ------      ------

   NET INCOME                        $ 6,161    $ 4,966     $12,024     $ 9,651
                                      ======     ======      ======      ======

EARNINGS PER SHARE - BASIC           $  0.58    $  0.51     $  1.14     $  0.99
EARNINGS PER SHARE - DILUTED         $  0.58    $  0.51     $  1.14     $  0.99

     See accompanying notes to unaudited consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)


                                                 Six Months                Six Months
                                                   Ended                      Ended
                                               June 30, 1998              June 30, 1997
                                               -------------              -------------
                                            Shares   Equity Total     Shares   Equity Total
                                            ------   ------------     ------   ------------

Balance-beginning of
  period                                   9,779,130     $148,843    8,173,255     $122,205
Acquisition of Financial Management
               Services of Jefferson, Inc    641,854       12,599
Acquisition of Bank of South Wayne           143,792        4,451
Acquisition of East Troy                                               439,993        7,722
Acquisition of Green County                                            182,967        3,237
Acquisition of Clear Lake                                              161,040        1,952
Ten percent stock dividend                                             821,875
Comprehensive income:
  Net Income                                               12,024                     9,651
  Other comprehensive
income - Change in net
unrealized gain (loss) on
securities available for
sale                                                          112                      (102)
                                          -------------------------------------------------
Total comprehensive
income                                                     12,136                     9,549
                                          -------------------------------------------------
Cash dividends                                             (4,360)                   (3,310)
Purchase Treasury shares                                     (448)
Exercise of stock options                                     401                        67
                                          -------------------------------------------------

Totals                                    10,564,776     $173,622    9,779,130     $141,422
                                          -------------------------------------------------



     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                  Six months ended
                                                                     June 30,
                                                                1998          1997
Increase (decrease) in cash and cash equivalents:
     Cash flows from operating activities:
       Net income                                             $  12,024     $  9,651
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Provision for depreciation and net amortization       2,137        1,575
            Provision for loan losses                             1,456        1,255
            Gain on sale of investment securities                                (69)
            Increase in other assets                             (3,038)      (1,621)
            Gain on sale of equipment                                 0            35
            Increase in other liabilities                            66         1,483
            Provision for other real estate losses                    2            11
            Gain on sale of other real estate                       (10)          (58)
                                                              ---------     ---------
     Net cash provided by operating activities                   12,637        12,262
                                                              =========     =========
     Cash flows from investing activities:
            Proceeds from sale of investment securities
              available for sale                                      0           256
            Proceeds from maturities of investment
              securities available for sale                      53,103        24,157
            Purchase of investment securities
              available for sale                                (57,243)      (51,941)
            Proceeds from maturities of investment
              securities held to maturity                        10,497         5,462
            Purchase of investment securities
              held to maturity                                   (6,001)       (8,395)
            Net increase in loans                               (35,193)      (84,801)
            Capital expenditures                                 (3,297)       (1,721)
            Proceeds from sale of equipment                          60           322
            Proceeds from sale of other real estate                   0           912
            Payment for purchase of stock of
              subsidiary banks, net of cash received              6,303        12,566
                                                              ---------     ---------
     Net cash used in investing activities                      (31,771)     (103,183)
                                                              ---------     ---------
     Cash flows from financing activities:
            Net increase (decrease) in deposits                  (6,810)       16,852
            Net increase (decrease) in short-term borrowings     (3,455)       34,900
            Dividends paid                                       (4,545)       (3,310)
            Purchase of common stock                               (448)            0
            Net increase in other borrowings                     20,504        34,701
            Net proceeds options exercised                          408            67
                                                              ---------     ---------
    Net cash provided by financing activities                     5,654        83,210
                                                              ---------     ---------
Net decrease in cash and cash equivalents                       (13,480)       (7,711)
Cash and cash equivalents at beginning of period                 93,328        72,692
Cash and cash equivalents at end of period                    $  79,848     $  64,981
                                                              =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisition of Wisconsin Ban Corp, acquired on May 30, 1997 and Citizen's National Bancorporation, Inc., acquired August 14, 1997. These transactions have been accounted for using the pooling of interests method of accounting. East Troy Bancshares, acquired on January 10, 1997, Green County Bank, acquired on February 27, 1997, Clear Lake Bancorp., acquired on August 12, 1997, Bank of South Wayne, acquired on February 9, 1998, and Financial Management Services of Jefferson, Inc., acquired on May 28, 1998, accounted for as pooling of interests, were not material to prior years' reported operating results and, accordingly, previous years' results have not been restated. The acquisitions of the Security office in Antigo, Wisconsin, acquired on September 29, 1997, and the Sentry Bancorp, acquired on January 27, 1997, were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 9, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

 NOTE B - INVESTMENT SECURITIES
     Carrying amounts and market values of investment securities held to maturity at June 30, 1998 are as follows:

                                                         Carrying     Market
                                                          Amount      Value
                                                          ------      -----
                                                            (in thousands)

Exempt obligations of states and political subdivisions  $140,094   $  145,161
                                                         --------   ----------
NOTE C - LOANS

     At June 30, 1998, loans are as follows:
                            (in thousands)
Commercial and industrial                                           $  301,086
Agricultural                                                            94,746
Real estate construction                                                41,908
Real estate mortgage                                                   790,193
Installment and other consumer                                          92,360
                                                                    ----------
                                                                     1,320,293
Less allowance for loan losses                                         (17,298)
                                                                    ----------
       Net loans                                                    $1,302,995
                                                                    ==========

NOTE D - EARNINGS PER SHARE OF COMMON STOCK Earnings per share are based on weighted average number of common shares outstanding restated to reflect the 10% stock dividend paid to stockholders on June 9, 1997. The following shows the computation of the basic and diluted earnings per share for the six months ended June 30, 1998 and 1997.

                                                 Weighted
                                                  Average
                                                 Number of  Earnings Per
                              Net Income          Shares       Share
--------------------------------------------------------------------------------
                            (in Thousands)
1998
Earnings per share-Basic      $12,024           10,545,187     $1.14
Effect of Stock options                             41,601
--------------------------------------------------------------------------------
Earnings per share-Diluted    $12,024           10,586,788     $1.14
================================================================================
1997
Earnings per share-Basic      $ 9,651            9,762,335     $0.99
Effect of stock options                             30,007
--------------------------------------------------------------------------------
Earnings per share-Diluted    $ 9,651            9,792,342     $0.99
================================================================================

NOTE E - NON-PERFORMING ASSETS

     The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at June 30, 1998:


(in thousands)
Non-accrual loans                $ 9,236      0.70%
Loans past due 90 days or more       433      0.04
Restructured loans                     0      0.00
                                 -------      ----

Total non-performing loans         9,669      0.74

Other real estate owned            3,218      0.24
                                 -------      ----

Total non-performing assets      $12,887      0.98%
                                 =======      ====


NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at June 30, 1998; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:


(in thousands)
Average balance of loans year to date     $1,306,933
                                          ==========

Allowance for loan losses at
  beginning of period                         15,090

Loans charged off
  Commercial and Industrial                      670
  Real Estate - Mortgage                          10
  Installments and Other Consumer Loans          433
                                          ----------

  Total charge offs                            1,113

Recoveries on loans previously
  charged off
  Commercial and Industrial                       60
  Real Estate - Mortgage                           8
  Installment and Other Consumer Loans            96
                                          ----------

  Total recoveries                               164

Net loans charged off                            949

Provisions for loan losses of banks
     acquired at date of acquisition           1,701

Provisions for loan
  losses                                       1,456
                                          ----------
Allowance for loan losses
  at end of period                        $   17,298
                                          ----------

Ratio of net charge offs
  during period to average
  loans outstanding (annualized)                0.15%
Allowance for loan
  losses to total loans                         1.31%


NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at June 30, 1998:


                                     Percent
                                     of loans
                         Amount of   in each
                          reserve    category
                         for loan    to total
(in thousands)            losses      loans
-------------------------------------------------
Commercial,
industrial, and
agricultural             $ 7,958       30.0%
Real estate -
construction                 280        3.2
Real estate - mortgage     6,133       59.8
Installment and other
consumer loans             2,927        7.0
                         -------      -----
                         $17,298      100.0%
                         =======      ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL
     The following discussion and analysis provides information regarding the Company's results of operations for the three and six months ended June 30, 1998 and 1997 and financial condition at June 30, 1998. These statements have been restated to reflect the acquisitions of Wisconsin Ban Corp ("WBC"), acquired on May 30, 1997 and Citizens National Bancorporation, Inc. ("CNB"), acquired on August 14, 1997. These transactions have been accounted for using the pooling of interests method of accounting. East Troy Bancshares ("ETB"), acquired on January 10, 1997, Green County Bank ("GCB"), acquired on February 27, 1997, Clear Lake Bancorp.("CLB"), Inc., acquired on August 12, 1997, Bank of South Wayne, acquired on February 9, 1998, and Financial Management Services of Jefferson, Inc., acquired on May 28, 1998, accounted for as pooling of interests, were not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of the Security office in Antigo, acquired on September 29, 1997 and the Sentry Bancorp, acquired on January 27, 1998, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on June 9, 1997.


     Discussions in this Management's Discussion and elsewhere in the Annual Report, that are not statements of historical fact (including statements in the future tense or which include terms such as "believe", "expect", "anticipate" or "may") are forward-looking statements that involve risks and uncertainties, and Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors, including those described in this Management's Discussion and Analysis and elsewhere in this report.


SUBSEQUENT EVENTS
     On July 1, 1998 the Company acquired 100% of the outstanding shares of BancSecurity Corporation, Marshalltown, Iowa, a holding company of the Security Bank, Security Bank Jasper-Poweshiek, and Story County Bank and Trust, which has fourteen offices in twelve Iowa communities, with total assets of approximately $537 million. The Company is accounting for this acquisition using the pooling of interests method of accounting. Information within this report has not been restated to reflect this acquisition due to the consummation occurring after June 30, 1998. Because of its relative size as compared to the Company, the BancSecurity acquisition and the integration of BancSecurity into the Company may affect both historical and future reported operations and financial condition.

     The Company has also announced one pending acquisition which, if consummated, would affect the Company's future operations. In July 1998, The Company announced that it had signed a Definitive Agreement to acquire Community Bank of Elkhorn ("Bank"). The Bank, which has assets of approximately $100 million and one location in Elkhorn, Wisconsin, is a wholly owned subsidiary of CBE, Inc. This acquisition will be accounted for using the pooling of interests method of accounting. Although the pending acquisition is expected to be consummated in the first quarter of 1999, it remains subject to conditions precedent and there can be no assurance of completion.

RESULTS OF OPERATIONS

   For the three months ended June 30, 1998, net income increased $1.2 million, or 24.1%, to $6.2 million from $5.0 million in the second quarter of 1997. The annualized return on average assets was 1.38% for the second quarter of 1998 compared with 1.33% for the second quarter of 1997. Return on average stockholders' equity on an annualized basis for the second quarter of 1998 and 1997 were 14.49% and 14.28%, respectively.

     For the six months ended June 30, 1998, net income increased $2.3 million, or 24.6%, to $12.0 million from $9.7 million in the first half of 1997. The annualized return on average assets was 1.36% for the six months ended June 30, 1998 compared with 1.32% for the first half of 1997. Return on average stockholders' equity on an annualized basis for the six months ended June 30, 1998 and 1997 were 14.29% and 14.19%, respectively.

Net Interest Income

   Net interest income for the three months ended June 30, 1998 increased $3.0 million, or 18.6%, to $19.0 million from $16.0 million in the second quarter of 1997. Total interest income for the second quarter of 1998 increased $5.4 million, or 17.8%, to $35.6 million from $30.2 million in the second quarter of 1997. Interest expense increased $2.4 million, or 16.8%, to $16.6 million in the second quarter of 1998 from $14.2 million in the second quarter of 1997.

     Net interest income for the six months ended June 30, 1998 increased $6.4 million, or 20.8%, to $37.5 million from $31.0 million in the first half of 1997. Total interest income for the six months ended June 30, 1998 increased $12.0 million, or 20.5%, to $70.6 million from $58.6 million in the first half of 1997, while interest expense increased $5.5 million, or 20.1%, to $33.1 million in the six months ended June 30, 1998 from $27.6 million in 1997.

   Increased net interest income for the three and six month periods is attributable to the increase in asset volume due to the Company's internal acquisitions, growth, and relative stability of the Company's net interest margin (4.74% vs 4.73% at June 30, 1998 and 1997, respectively). Total interest income increased for the three and six month period in 1998 compared to the same periods last year as a result of an increase in interest and fees on loans due to acquisitions, increased loan activity, and generally stable interest rates, while total interest expense increased for the three and six month periods in 1998 compared to 1997 as a result of increased levels of deposits primarily due to acquisitions.

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

     The provision for loan losses for the three months ended June 30, 1998 decreased $108,000, or -12.3%, to $764,000 from $872,000 in the second quarter of 1997. The provision for loan losses for the six months ended June 30, 1998 was $1.5 million, a 16.0% increase from $1.3 million for the six months ended June 30, 1997. This increase in the provision for the first six months was made mainly to reflect an increase in net charge offs which increased from $655,000 in the first six months of 1997 to $949,000 in the first six months of 1998 and an increase in the loan portfolio. Despite the increases in charge offs and the loan portfolio, but reflecting allowances of banks acquired in 1998, the Company was able to increase the loan loss reserve as a percentage of loans to 1.31% due to an increased provision and recovery activity. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

     The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for the three months ended June 30, 1998 increased $687,000, or 29.2%, to $3.0 million from $2.4 million in the second quarter of 1997. Non-interest income for the six months ended June 30, 1998 increased $1.4 million, or 32.0%, to $5.6 million. The increase was due principally to increases in secondary market commissions, service charges and other fee income. Purchase acquisitions and acquisitions of banks for which prior period information was not restated also contributed to the increase of non-interest income.

Non-Interest Expense

     Non-interest expense for the three months ended June 30, 1998 increased $1.9 million, or 18.5%, to $12.2 million from $10.3 million in the second quarter of 1997. Non-interest expense for the six months ended June 30, 1998 increased $3.9 million, or 19.6% to $24.0 million from $20.1 million in the first half of the year. The increase was primarily due to the acquisitions in 1997 and 1998, resulting from both the cost of the acquisitions and increase from those with respect for which prior periods were not restated (additional staffing, data processing fees, occupancy expense, etc.), and the normal increases in salaries and employee benefits.

     The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 2.09% in the first half of 1998 compared with 2.17% in the first half of 1997. The decrease in this ratio in the first half of 1998 was the result of the factors set forth above.

     Due to the sensitivity of the overhead ratio to changes in the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income on a fully-taxable equivalent basis and non-interest income from ongoing operations, excluding nonrecurring items. The efficiency ratio was 53.3% in the first six months of 1998 compared with 54.5% in the first six months of 1997. The decreases in this ratio and the overhead ratio resulted from the various factors set forth above.

Provision for Income Taxes

     The Company's provision for income taxes for the three months ended June 30, 1998 increased $675,000, or 30.0%, to $2.9 million from $2.2 million in the second quarter of 1997. The increase in income tax provision was principally due to increased taxable income.

     The provision for income taxes for the six months ended June 30, 1998 increased $1.2 million, or 30.1% to $5.5 million from $4.3 million in 1997. The increase in income tax provision was principally due to increased taxable income.

Net Income

     As a result of the preceding factors, net income for the second quarter of 1998 increased by $1.2 million, or 24.1% to $6.2 million from $5.0 million in the same period for 1997. Net income for the first half of 1998 increased by $2.3 million, or 24.6%, to $12.0 million from $9.7 million in the first half of 1997.

     Basic net income per common share was $0.58 for the second quarter of 1998 compared with $0.51 in the second quarter of 1997 an increase of 13.7%. The Company maintains a stock option plans for officers and directors. Fully diluted earnings per share are equal to the stated basic earnings per share numbers.

     Basic net income per share was $1.14 for the first half of 1998, compared with $0.99 in the same period for 1997, an increase of 15.2%. As of June 30, 1998, fully diluted earnings per share are equal to the stated basic earnings per share numbers.

FINANCIAL CONDITION

Loan Portfolio

     At June 30, 1998, total loans increased $122.4 million, or 10.2%, to $1.320 billion from $1.198 billion at December 31, 1997. The loan mix in the Company's portfolio at June 30, 1998 did not change in any material respect compared with December 31, 1997. Approximately $89 million in loans, or 73% of the first half of the year's growth, resulted from acquisitions in which the Company did not restate its prior financial statements and the remaining balance resulted primarily from loan demand spread throughout the Company's subsidiary banks.


Non-Performing Assets

     Maintaining excellent credit quality continues to be a priority for the Company. At June 30, 1998, non-performing assets amounted to $12.9 million, compared to $11.9 million at December 31, 1997. Non-performing loans at June 30, 1998 were $9.7 million, or 0.74% of total loans, compared to $11.0 million at December 31, 1997. Other real estate owned ("OREO") at June 30, 1998 was $3.2 million as compared to $917,000 at December 31, 1997. The ratio of non-performing assets to total loans at June 30, 1998 was 0.98%. Management continues to work at reducing the level of non-performing assets. Non-performing assets increased the first six months of 1998 because of acquisitions and developments with respect to a number of separate loans, in different locations and industries. Management does not believe that there is any common reason or general trend which accounts for the increase (or that it necessarily is an indication of expected future developments). However, management continues to take an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

Summary of Loan Loss Experience

     For the first half of 1998, total charge-offs were $1.1 million and total recoveries were $164,000. The annualized ratio of net charge-offs to average loans outstanding for the six months ended June 30, 1998 was 0.15%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

     The allowance for loan losses as a percentage of total loans was 1.31% and 1.26% at June 30, 1998 and December 31, 1997, respectively. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, the reserve levels at acquired banks, and current economic conditions that may affect the borrower's ability to pay. The ultimate recovery of all loans is susceptible to future market and economic factors beyond the Company's control as well as factors affecting particular borrowers. Also, the process of setting loss reserves involves an estimation of future occurrences, and is inherently uncertain. These factors may result in future losses or recoveries differing significantly from the allowances and reserves provided in the financial statements.

Investment Portfolio

     At June 30, 1998, the investment portfolio increased $38.7 million, or 12.6%, to $345.6 million from $306.8 million at December 31, 1997. At June 30, 1998 and December 31, 1997, the investment portfolio represented 19.1% and 18.6% of total assets, respectively. Increases in the investment portfolio is primarily attributed to acquisitions that have not been restated and due to the Company's decision to increase the investment portfolio.

Deposits

     Total deposits at June 30, 1998 increased $112.2 million, or 8.2%, to $1.486 billion from $1.373 billion at December 31, 1997. Interest-bearing deposits at June 30, 1998 increased $88.5 million, or 7.4%, to $1.282 billion from $1.193 billion at December 31, 1997. The increase in deposits is primarily attributable to the three acquisitions in the first half of 1998 representing approximately $115 million offset by internal decrease in deposits of approximately $3 million. Historically, deposits have typically increased at year end and the gradually returned to prior levels.

Borrowings

     Short-term borrowings at June 30, 1998 were $44.7 million, as compared to $47.7 million at December 31, 1997. Short-term borrowings consist primarily of federal funds purchased. The Company has used short-term borrowings to assist in funding its increasing loan demand. Management has taken steps to monitor short-term borrowings and is comfortable with the current level. Going forward, continued reliance on short-term funds may be required if loan demand continues to outpace deposit growth, and, therefore, short-term borrowings are expected to vary from time to time.

     Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of June 30, 1998. These borrowings are secured by pledges of mortgage loans, and totaled $85.1 million at June 30, 1998, compared to $60.9 million at December 31, 1997. These FHLB borrowings had original maturities of three months to nine years at June 30, 1998. The increase in other borrowings in 1997 and early 1998 was due to attractiveness in longer term rates and the Company's implementation of a leverage program in which FHLB borrowings are matched to securities purchased.

CAPITAL ADEQUACY

     During the first half of 1998, stockholders' equity increased $24.8 million due to net income of $12.0 million in the first half of 1998 and the acquisitions of Bank of South Wayne and Financial Management Services, Inc., offset by dividends paid to stockholders. At June 30, 1998, the Company's risk-based Tier 1 capital ratio was 11.63%. The total risk-based capital ratio was 12.88% and the leverage ratio was 9.06%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.53% at June 30, 1998, compared with 9.28% at June 30, 1997.

     F & M's common stock dividend payout ratio was 36.3% in the first half of 1998 as compared to 31.1% in the comparable 1997 period. These numbers do not include the dividends historically paid by acquisitions prior to their acquisitions by the Company.

   At June 30, 1998, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

     During the first half of the year the Company incurred minimal capital expenditures for replacement and renovation of facilities. The Company to date has not committed to any major commitments to build or purchase in 1998, but also expects to finance any such expenditures through earnings and existing capital resources. The Company financed the cash purchase of Cannon Valley Bank through earnings and existing capital resources.

LIQUIDITY

     As shown in the Company's Consolidated Statements of Cash Flows for the six months ended June 30, 1998, cash and cash equivalents decreased by $13.5 million during the period to $79.8 million at June 30, 1998. The decrease primarily reflected $12.6 million in net cash provided by operating activities and $5.7 million in net cash provided by financing activities, offset by $31.8 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected a decrease in deposits offset by an increase in other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures offset by net cash received in acquisitions for which prior periods were not restated.

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

YEAR 2000

     Like other financial institutions, F&M must assure that its computer and other systems are "year 2000 compliant." "Year 2000 compliant" means being capable of operating, and accurately recognizing dates and processing information, in and after the year 2000. To help assure that F&M's systems are year 2000 compliant on a timely basis, F&M began a focused compliance program primarily using F&M personnel. As the program has continued, F&M has identified certain functions and roles in which the use of outside consultants or experts would help F&M address year 2000 issues on a more expedited basis or in more depth. Therefore, in addition to the designation of particular F&M employees to coordinate F&M's year 2000 compliance efforts, F&M has retained outside assistance. F&M is nearing completion of its review process, and has begun testing and implementing solutions where necessary. F&M has to date budgeted $500,000.00 for its compliance efforts, and expended $100,000.00 through June 30, 1998.

     As part of that effort, F&M is monitoring year 2000 compliance efforts by its suppliers, because many of F&M's affected systems (such as data processing) are contracted from third parties. Therefore, a significant part of F&M being year 2000 compliant requires such compliance by the third parties, F&M regularly receives updates from its "mission-critical" suppliers (such as data processors) as to their Year 2000 compliance efforts. F&M loan officers and others are also reviewing year 2000 efforts and compliance of F&M's credit customers, as failure of these customers to be Year 2000 compliant could pose credit risks which could have a material effect on F&M.

     F&M's year 2000 compliance efforts are ongoing. Based in part upon information being received from the third parties providing services to F&M, F&M currently believes that it will be year 2000 compliant on a timely basis to avoid material operational disruptions and to comply in material respects with the requirements of its regulators. To date, F&M has not identified material extraordinary expenditures which will be required to become year 2000 compliant, although further expenditures remain to be incurred and the use of outside personnel or other factors may increase the costs of year 2000 compliance beyond F&M's current budget. While not currently anticipated by F&M, it is possible that F&M may identify or experience material operational difficulties or expenditures in the future.

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

     Based on the model utilized, the interest rate risk of the Company expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 1998, is as follows:

                                  Basis Point Change
                                  -------------------------------------
                                    +200       +100      -100     -200
                                     ---        ---       ---      ---

Percentage change in net interest
income due to an immediate change
in interest over a one-year time
horizon                            (2.20%)    (1.47%)    0.74%    1.07%

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of the Company's shareholders on May 21, 1998, pursuant to Proposal 1 (the only matter voted upon), management's nominees named below were elected as directors, of the class whose term expires in the year 2001, by the indicated votes cast for and withheld with respect to each nominee. Of the 7,835,494 shares of Common Stock which were represented at the meeting, the shares voting were voted for the election of each of management's nominees as follows:

Name of Nominee            For                     Withheld
-----------------------------------------------------------
Paul J. Hernke             7,758,906                 76,588
Gail E. Janssen            7,788,119                 47,375
Robert C. Safford          7,783,931                 51,563

There were no abstentions or broker non-votes with respect to the election of directors. In addition to the directors elected at the meeting, the Company's continuing directors are Otto L. Cox, John W. Johnson, Douglas A. Martin, Duane
G. Peppler, Glenn Shilling and Joseph F Walsh. (On July 1, 1998, Mr. Peppler retired as a director of the Company; on that date, Ronald E. Fenton was elected an additional director.)

     At a special meeting of the Company's shareholders held on June 29, 1998, Company shareholders (1) approved the Company's acquisition of BancSecurity Corporation ("BancSecurity"), and (2) approved an amendment to the Company's Articles of Incorporation to authorize the issuance of up to 50 million shares (increased from 20 million shares) of Common Stock. Shares were voted as follows:

Proposal 1 (BancSecurity):              6,529,080 For
                                           66,903 Against
                                          105,820 Abstain
                                          790,163 Broker Non-votes

Proposal 2 (Add'l Shares):              6,936,541 For
                                          461,800 Against
                                           93,625 Abstain
                                                0 Broker Non-votes

Item 5.  Other Matters

     The Securities and Exchange Commission recently adopted new rules relating to the discretionary voting of proxies at shareholder meetings. Under the new rules, if a proponent of a matter for shareholder consideration fails to notify the Company at least 45 days prior to the month and day of mailing the prior years's proxy statement, then persons voting management proxies would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement. This deadline could be overridden by any advance bylaws notice provision in the Company's bylaws. In the event the date of the meeting changes by more than 30 days from the prior year (which is expected to be the case for the Company in 1999), then notice must be received a reasonable time before the Company mails its proxy materials. Because the Company would expect to mail proxy materials no later than the beginning of April 1999, a reasonable time would be at least
45 days before the anticipated latest mailing date of April 2, 1999.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

     (b)       Reports on Form 8-K:

               The Registrant filed one report on Form 8-K during the second quarter of fiscal 1998. The Report on Form 8-K, dated May 29, 1998, related to the Company's acquisition of Financial Management Services of Jefferson, Inc. ("FMSJ") on that date. Because of the relative size of the Company and FMSJ, the report did not include historical financial statements of FMSJ or pro forma financial statements of the Company.

               Subsequent to the end of the quarter, but prior to the filing of this report on Form 10-Q, the Company filed a Report on Form 8-K dated July 1, 1998, related to the Company's acquisition of BancSecurity on that date. That report included:

                           1. Audited financial statements of BancSecurity for the three years ended December 31, 1997 and quarters ended March 31, 1998 and 1997;

                           2. Pro forma financial statements of the Company (at March 31, 1998, for three years ended December 31, 1997 and for quarters ended March 31, 1998 and 1997) giving effect to the acquisition.

                        Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       F & M BANCORPORATION, INC.
                                       ----------------------------------------
                                       (Registrant)


Date  August 13, 1998                   /s/ John W Johnson
     -------------------               ----------------------------------------
                                       John W Johnson
                                       President and Chief Executive Officer


Date  August 13, 1998                   /s/ Daniel E. Voet
     -------------------               ----------------------------------------
                                       Daniel E. Voet
                                       Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

                           F & M BANCORPORATION, INC.

                    Form 10-Q for Quarter Ended June 30, 1998


Exhibit No.                                  Description
-----------                                  -----------

   2.1 Agreement of Merger and reorganization dated as of July 22, 1998 among the Company, CBE, Inc. and F&M Merger Corporation

   3(i) Restated Articles of Incorporation of the Company, as amended through July 22, 1998 [(composite copy)]

   27                               Financial Data Schedule