Form 10-Q
period 1998-09-30
F&M BANCORPORATION INC
filed 1998-11-16
CIK 793049

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1998
                               ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission file number      000-14553
                      ----------------------------------------------------------

                           F & M Bancorporation, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Wisconsin                                         39-1365327
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


   One Bank Avenue,     Kaukauna, Wisconsin                     54130
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1998.

        $1.00 par value common
        15,558,611 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES
                           --------------------------

                                      INDEX
                                      -----


                                                                        Page
                                                                       Number
                                                                       ------
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item l.  Financial Statements                                             3

         Condensed Consolidated Balance Sheets
           as of September 30, 1998 and December 31,
           1997 (Unaudited)                                               4

         Condensed Consolidated Statements of Earnings
           for the nine months ended September 30, 1998
           and 1997 (Unaudited)                                           5

         Condensed Consolidated Statements of Changes in
           Stockholders' Equity for the nine months ended
           September 30, 1998 and 1997 (Unaudited)                        6

         Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1998
           and 1997 (Unaudited)                                           7

         Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                         8

Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations                             11

Item 3.  Quantitative and
         Qualitative Disclosure about Market Risk                        19

PART II. OTHER INFORMATION
-----------------------------


Item 5.  Other Matters                                                    21

Item 6.  Exhibits and Reports on Form 8-K                                 21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-------  ---------------------

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

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)



                                                        September 30,    December 31,
                                                            1998              1997
                                                        ------------      -----------

ASSETS
Cash and cash equivalents                                 $ 59,738         $ 70,006
Investment securities (Note B)
  Held to maturity                                         165,427          192,184
  Available for sale - stated at fair value                324,053          293,450
Federal funds sold                                          84,139           39,222
Loans (Note C)                                           1,665,700        1,532,660
  Less:  Allowance for loan losses                         (23,125)         (21,148)
                                                        ----------       ----------
                  Net loans                              1,642,575        1,511,512

Bank premises and equipment, net                            48,320           43,818
Other real estate                                            3,392            2,283
Other assets                                                46,471           39,228
                                                        ----------       ----------
         TOTAL ASSETS                                   $2,374,115       $2,191,703
                                                        ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                  $241,907         $219,801
    Interest bearing                                     1,700,297        1,600,166
                                                        ----------       ----------
                  Total deposits                         1,942,204        1,819,967

  Short-term borrowing                                      75,509           74,770
  Other borrowings                                          95,833           71,026
  Accrued expenses and other liabilities                    25,355           25,007
                                                        ----------       ----------

                  Total liabilities                      2,138,901        1,990,770



Shareholders' Equity
  Common stock - $1 par value:
    Authorized - 50,000,000 shares
    Issued - 15,608,657 and
                  13,404,043 shares, respectively           15,609           13,404
  Capital surplus                                          143,915           87,653
  Retained earnings                                         72,647           98,472
  Net unrealized gain on securities available for sale       4,774            1,796
  Less-Common stock held in treasury at cost-
    52,211 shares and 24,020, respectively                  (1,731)            (392)
                                                        ----------       ----------
                  Total shareholders' equity               235,214          200,933
                                                        ----------       ----------
         Total liabilities and shareholders' equity     $2,374,115       $2,191,703
                                                        ==========       ==========


     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                        Three months ended       Nine months ended
                                                           September 30,           September 30,
                                                        1998        1997       1998        1997
                                                     ----------- ----------- ----------- -----------
Interest income
  Interest and fees on loans                            $37,582     $33,986     $111,588    $97,455
  Interest on investment securities
    Taxable                                               5,032       5,183       15,785     15,445
    Exempt from federal tax                               2,336       2,108        7,154      6,288
  Other interest income                                     970         277        2,149        984
                                                        -------     -------      -------    -------


     Total interest income                               45,920      41,554      136,676    120,172
                                                        -------     -------      -------    -------

Interest expense
  Interest on deposits                                   19,902      18,200       59,607     53,176
  Interest on short-term borrowing                          812       1,154        2,970      3,378
  Interest on other borrowing                             1,300       1,026        3,528      2,193
                                                        -------     -------      -------    -------
        Total interest expense                           22,014      20,380       66,105     58,747
                                                        -------     -------      -------    -------

        Net interest income                              23,906      21,174       70,571     61,425

Provision for loan losses                                   357         737        1,813      2,166
                                                        -------     -------      -------    -------

        Net interest income after
          provision for loan losses                      23,549      20,437       68,758     59,259
                                                        -------     -------     --------    -------

Other income
  Service charges on deposit accounts                     1,628       1,504        4,681      4,357
  Other operating income                                  2,599       1,524        7,336      4,707
  Net securities gain (loss)                                143          (3)         146         85
                                                        -------    --------     --------    -------
                                                          4,370       3,025       12,163      9,149
                                                        -------    --------     --------    -------

Other expenses
  Salaries and employee benefits                          8,583       7,503       25,400     21,884
  Other operating expense                                 7,220       5,842       20,346     17,291
                                                        -------    --------     --------    -------
                                                         15,803      13,345       45,746     39,175
                                                        -------    --------     --------    -------

Income before income taxes                               12,116      10,117       35,175     29,233

Income taxes                                              3,530       3,012       10,546      8,786
                                                        -------    --------     --------    -------

   NET INCOME                                          $  8,586   $   7,105    $  24,629   $ 20,447
                                                        =======    ========     ========    =======


EARNINGS PER SHARE - BASIC                                $0.55       $0.48        $1.58      $1.39
EARNINGS PER SHARE - DILUTED                              $0.55       $0.48        $1.58      $1.39

     See accompanying notes to unaudited consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)



                                                                Nine Months                Nine Months
                                                                  Ended                        Ended
                                                            September 30, 1998         September 30, 1997
                                                            ------------------         ------------------
                                                          Shares      Equity Total    Shares      Equity Total
                                                          ------      ------------    ------      ------------
Balance-beginning of
period                                                 13,404,043       $200,933     11,798,168     $173,243
Acquisition of Financial Management
                  Services of Jefferson, Inc              641,854         12,599
Acquisition of Bank of South Wayne                        143,792          4,451
Acquisition of East Troy                                                                439,993        7,722
Acquisition of Green County                                                             182,967        3,237
Acquisition of Clear Lake                                                               161,040        1,952
Ten percent stock dividend                              1,418,968                       821,875
Comprehensive income:
  Net Income                                                              24,629                      20,447
  Other comprehensive
         income - Change in net
         unrealized gain (loss) on
         securities available for
         sale                                                              2,914                       1,482
                                                       -----------------------------------------------------
Total comprehensive
  income                                                                  27,543                      21,929
                                                       -----------------------------------------------------
Cash dividends                                                            (8,972)                     (5,370)
Purchase Treasury shares                                                  (1,985)                        (91)
Exercise of stock options                                                    645                          67
                                                       -----------------------------------------------------

Totals                                                 15,608,657       $235,214     13,404,043     $202,689
                                                       -----------------------------------------------------

     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Nine months ended
                                                                                                     September 30,
                                                                                             1998                 1997
                                                                                          ---------            ---------
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                                                           $  24,629           $  20,447
  Adjustments to reconcile net income to net cash
          provided by operating activities:
              Provision for depreciation and net amortization                                  3,605              2,645
              Provision for loan losses                                                        1,813              2,166
              Gain on sale of investment securities                                             (146)               (85)
              Increase in other assets                                                        (2,052)            (1,929)
              Gain on sale of equipment                                                          (70)              (238)
              Increase in other liabilities                                                   (2,456)              (991)
              Provision for other real estate losses                                               2                  3
              Gain on sale of other real estate                                                 (401)               (44)
                                                                                              -------           -------
      Net cash provided by operating activities                                               24,924             21,974
                                                                                              -------           -------

      Cash flows from investing activities:
              Proceeds from sale of investment securities
                available for sale                                                             1,513                914
              Proceeds from maturities of investment
                securities available for sale                                                 93,741             65,507
              Purchase of investment securities
                available for sale                                                           (63,258)           (84,851)
              Proceeds from maturities of investment
                securities held to maturity                                                   14,190             14,509
              Purchase of investment securities
                held to maturity                                                              (6,566)           (18,049)
              Net increase in loans                                                          (46,023)          (134,669)
              Capital expenditures                                                            (5,213)            (6,380)
              Proceeds from sale of equipment                                                    553                322
              Proceeds from sale of other real estate                                            420              1,300
              Payment for purchase of stock of
                subsidiary banks, net of cash received                                         6,302             44,929
                                                                                            --------           --------
     Net cash used in investing activities                                                    (4,341)          (116,468)
                                                                                            --------           --------

      Cash flows from financing activities:
              Net increase in deposits                                                         3,273             50,532
              Net increase in short-term borrowings                                              238             25,421
              Dividends paid                                                                  (9,159)            (5,341)
              Purchase of common stock                                                        (1,863)                 0
              Net increase in other borrowings                                                21,109             39,517
              Net proceeds options exercised                                                     468                 58
                                                                                            --------            -------
    Net cash provided by financing activities                                                 14,066            110,187
                                                                                            --------            -------
Net increase in cash and cash equivalents                                                     34,649             15,693
Cash and cash equivalents at beginning of period                                             109,228             87,616
                                                                                             -------            -------
Cash and cash equivalents at end of period                                                  $143,877           $103,309
                                                                                             =======            =======

     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisitions of Wisconsin Ban Corp, acquired on May 30, 1997, Citizen's National Bancorporation, Inc., acquired August 14, 1997 and BancSecurity Corporation, acquired on July 1, 1998. These transactions have been accounted for using the pooling of interests method of accounting. The acquisitions of East Troy Bancshares, acquired on January 10, 1997, Green County Bank, acquired on February 27, 1997, Clear Lake Bancorp., acquired on August 12, 1997, Bank of South Wayne, acquired on February 9, 1998, and Financial Management Services of Jefferson, Inc., acquired on May 28, 1998, accounted for as pooling of interests, were not material to prior years' reported operating results and, accordingly, previous years' results have not been restated. The acquisitions of the Security office in Antigo, Wisconsin, acquired on September 29, 1997, and Sentry Bancorp, acquired on January 27, 1998, were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividends paid to shareholders on June 9, 1997 and September 1, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

 NOTE B - INVESTMENT SECURITIES
     Carrying amounts and market values of investment securities held to maturity at September 30, 1998 are as follows:


                                                                                Carrying     Market
                                                                                 Amount      Value
                                                                                --------     ------
                                                                                   (in thousands)
Exempt obligations of states and political subdivisions                        $165,427     $175,543
                                                                               ========     ========


NOTE C - LOANS
     At September 30, 1998, loans are as follows:
                                  (in thousands)
Commercial and industrial                                             $367,996
Agricultural                                                           123,964
Real estate construction                                                50,010
Real estate mortgage                                                   996,323
Installment and other consumer                                         127,407
                                                                    ----------
                                                                     1,665,700
Less allowance for loan losses                                         (23,125)
       Net loans                                                    $1,642,575
                                                                    ==========

NOTE D - EARNINGS PER SHARE OF COMMON STOCK
     Earnings per share are based on weighted average number of common shares outstanding restated to reflect the 10% stock dividends paid to stockholders on June 9, 1997 and September 1, 1998. The following shows the computation of the basic and diluted earnings per share for the nine months ended September 30, 1998 and 1997.


                                               Weighted
                                               Average
                                               Number of      Earnings Per
                                 Net Income    Shares         Share
------------------------------------------------------------------------------
                               (in Thousands)
1998
Earnings per share-Basic          $24,629    15,585,492        $1.58
Effect of Stock options                          36,496
------------------------------------------------------------------------------
Earnings per share-Diluted        $24,629    15,621,488        $1.58
==============================================================================
1997
Earnings per share-Basic          $20,447    14,705,610        $1.39
Effect of stock options                          52,828
------------------------------------------------------------------------------
Earnings per share-Diluted        $20,447    14,758,438        $1.39
==============================================================================

                                       -8-

NOTE E - NON-PERFORMING ASSETS

     The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at September 30, 1998:


(in thousands)
Non-accrual loans                 $12,723   0.76%
Loans past due 90 days or more      1,587   0.10
Restructured loans                      0   0.00
                                   ------   ----

Total non-performing loans         14,310   0.86

Other real estate owned             3,392   0.20
                                   ------   ----

Total non-performing assets       $17,702   1.06%
                                  =======   ====

NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at September 30, 1998; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:


(in thousands)
Average balance of loans year to date    $1,644,453
                                         ==========

Allowance for loan losses at
  beginning of period                        21,148

Loans charged off
  Commercial and Industrial                   1,096
  Real Estate - Mortgage                        103
  Installments and Other Consumer Loans         676
                                              -----

  Total charge offs                           1,875

Recoveries on loans previously
  charged off
  Commercial and Industrial                     152
  Real Estate - Mortgage                         10
  Installment and Other Consumer Loans          176
                                              -----

  Total recoveries                              338

Net loans charged off                         1,537

Provisions for loan losses of banks
     acquired at date of acquisition          1,701

Provisions for loan
  losses                                      1,813
                                              -----
Allowance for loan losses
  at end of period                          $23,125
                                            =======

Ratio of net charge offs
  during period to average
  loans outstanding (annualized)               0.12%
Allowance for loan
  losses to total loans                        1.39%

                                       -9-

NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

         The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at September 30, 1998:

                                                              Percent
                                                              of loans
                                                  Amount of   in each
                                                  reserve     category
                                                  for loan    to total
(in thousands)                                    losses      loans
---------------------------------------------------------------------------
Commercial,
industrial, and
agricultural                                      $10,639       29.5%
Real estate -
construction                                          374        3.0
Real estate - mortgage                              8,199       59.8
Installment and other
consumer loans                                      3,913        7.7
                                                  -------      -----
                                                  $23,125      100.0%
                                                  =======      =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL
-------
      The following discussion and analysis provides information regarding the Company's results of operations for the three and nine months ended September 30, 1998 and 1997 and financial condition at September 30, 1998. These statements have been restated to reflect the acquisitions of Wisconsin Ban Corp ("WBC"), acquired on May 30, 1997, Citizens National Bancorporation, Inc. ("CNB"), acquired on August 14, 1997 and BancSecurity Corporation, acquired on July 1, 1998. These transactions have been accounted for using the pooling of interests method of accounting. The acquisition of East Troy Bancshares ("ETB"), acquired on January 10, 1997, Green County Bank ("GCB"), acquired on February 27, 1997, Clear Lake Bancorp.("CLB"), Inc., acquired on August 12, 1997, Bank of South Wayne, acquired on February 9, 1998, and Financial Management Services of Jefferson, Inc., acquired on May 28, 1998, accounted for as pooling of interests, were not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of the Security office in Antigo, acquired on September 29, 1997 and Sentry Bancorp, acquired on January 27, 1998, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividends paid to shareholders on June 9, 1997 and September 1, 1998.

     The Company has also announced one pending acquisition which, if consummated, would affect the Company's future operations. In July 1998, the Company announced that it had signed a definitive agreement to acquire Community Bank of Elkhorn ("Bank"). The Bank, which has assets of approximately $100 million and one location in Elkhorn, Wisconsin, is a wholly owned subsidiary of CBE, Inc. This acquisition will be accounted for using the pooling of interests method of accounting. Although the pending acquisition is expected to be consummated in the first half of 1999, it remains subject to conditions precedent and there can be no assurance of completion.


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



RESULTS OF OPERATIONS
---------------------

   For the three months ended September 30, 1998, net income increased $1.5 million, or 20.8%, to $8.6 million from $7.1 million in the third quarter of 1997. The annualized return on average assets was 1.45% for the third quarter of 1998 compared with 1.35% for the third quarter of 1997. Return on average stockholders' equity on an annualized basis for the third quarter of 1998 and 1997 were 14.56% and 14.09%, respectively.

      For the nine months ended September 30, 1998, net income increased $4.2 million, or 20.5%, to $24.6 million from $20.4 million in the first nine months of 1997. The annualized return on average assets was 1.41% for the nine months ended September 30, 1998 compared with 1.34% for the first nine months of 1997. Return on average stockholders' equity on an annualized basis for the nine months ended September 30, 1998 and 1997 were 14.48% and 14.11%, respectively.

Net Interest Income

      Net interest income for the three months ended September 30, 1998 increased $2.7 million, or 12.9%, to $23.9 million from $21.2 million in the third quarter of 1997. Total interest income for the third quarter of 1998 increased $4.4 million, or 10.5%, to $45.9 million from $41.5 million in the third quarter of 1997. Interest expense increased $1.6 million, or 8.0%, to $22.0 million in the third quarter of 1998 from $20.4 million in the third quarter of 1997.

      Net interest income for the nine months ended September 30, 1998 increased $9.1 million, or 14.9%, to $70.6 million from $61.4 million in the first nine months of 1997. Total interest income for the nine months ended September 30, 1998 increased $16.5 million, or 13.7%, to $136.7 million from $120.2 million in the first nine months of 1997, while interest expense increased $7.4 million, or 12.5%, to $66.1 million in the nine months ended September 30, 1998 from $58.7 million in 1997.

      Increased net interest income for the three and nine month periods is attributable to the increase in asset volume due to the Company's acquisitions, internal growth, and relative stability of the Company's net interest margin (4.51% vs 4.49% at September 30, 1998 and 1997, respectively). Total interest income increased for the three and nine month periods in 1998 compared to the same periods last year as a result of an increase in interest and fees on loans due to acquisitions, increased loan activity, and generally stable interest rates, while total interest expense increased for the three and nine month periods in 1998 compared to 1997 as a result of increased levels of deposits primarily due to acquisitions.

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

      The provision for loan losses for the three months ended September 30, 1998 decreased $380,000, to $357,000 from $737,000 in the third quarter of 1997. The provision for loan losses for the nine months ended September 30, 1998 was $1.8 million, a decrease from $2.2 million for the nine months ended June 30, 1997. Charge offs increased from $760,000 in the first nine months of 1997 to $1.5 million in the first nine months of 1998. Despite the increases in charge offs and the loan portfolio, the Company was able to increase the loan loss reserve as a percentage of loans to 1.39% due to the allowances of banks acquired in 1998, provisions during the period, and recovery activity. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

      The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for the three months ended September 30, 1998 increased $1.3 million, or 44.4%, to $4.4 million from $3.0 million in the third quarter of 1997. Non-interest income for the nine months ended September 30, 1998 increased $3.0 million, or 33.0%, to $12.2 million. The increase was due principally to increases in secondary market commissions, service charges and other fee income. Purchase acquisitions and acquisitions of banks for which prior period information was not restated also contributed to the increase of non-interest income.

Non-Interest Expense

      Non-interest expense for the three months ended September 30, 1998 increased $2.5 million, or 18.5%, to $15.8 million from $13.3 million in the third quarter of 1997. Non-interest expense for the nine months ended September 30, 1998 increased $6.6 million, or 16.8% to $45.8 million from $39.2 million in the first nine months of 1997. The increase was primarily due to the acquisitions in 1997 and 1998, resulting from both the cost of the acquisitions and increases resulting from those with respect for which prior periods were not restated (additional staffing, data processing fees, occupancy expense, etc.), and the normal increases in salaries and employee benefits.

      The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 1.94% in the first nine months of 1998 compared with 1.98% in the first nine months of 1997. The decrease in this ratio in the first nine months of 1998 was the result of the factors set forth above.

      Due to the sensitivity of the overhead ratio to changes in the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income on a fully-taxable equivalent basis and non-interest income from ongoing operations, excluding nonrecurring items. The efficiency ratio was 53.0% in the first nine months of 1998 compared with 53.1% in the first nine months of 1997. The slight decrease in this ratio and the overhead ratio resulted from the various factors set forth above.

Provision for Income Taxes

      The Company's provision for income taxes for the three months ended September 30, 1998 increased $518,000, or 17.2%, to $3.5 million from $3.0 million in the third quarter of 1997. The increase in income tax provision was principally due to increased taxable income.

      The provision for income taxes for the nine months ended September 30, 1998 increased $1.8 million, or 20.0% to $10.5 million from $8.8 million in 1997. The increase in income tax provision was principally due to increased taxable income.

Net Income

      As a result of the preceding factors, net income for the third quarter of 1998 increased by $1.5 million, or 20.8% to $8.6 million from $7.1 million in the same period for 1997. Net income for the first nine months of 1998 increased by $4.2 million, or 20.5%, to $24.6 million from $20.4 million in the first nine months of 1997.

      Basic net income per common share was $0.55 for the third quarter of 1998 compared with $0.48 in the third quarter of 1997 an increase of 14.6%. The Company maintains a stock option plans for officers and directors. Fully diluted earnings per share are equal to the stated basic earnings per share numbers.

      Basic net income per share was $1.58 for the first nine months of 1998, compared with $1.39 in the same period for 1997, an increase of 13.7%. As of September 30, 1998, fully diluted earnings per share are equal to the stated basic earnings per share numbers.

FINANCIAL CONDITION
-------------------

Loan Portfolio

      At September 30, 1998, total loans increased $133.0 million, or 8.7%, to $1.666 billion from $1.533 billion at December 31, 1997. The loan mix in the Company's portfolio at September 30, 1998 did not change in any material respect compared with December 31, 1997. Approximately $89 million in loans, or 67% of the first nine months of the year's growth, resulted from acquisitions in which the Company did not restate its prior financial statements, and the remaining balance resulted primarily from loan demand spread throughout the Company's subsidiary banks.


Non-Performing Assets

      Maintaining excellent credit quality continues to be a priority for the Company. At September 30, 1998, non-performing assets amounted to $17.7 million, compared to $19.3 million at December 31, 1997. Non-performing loans at September 30, 1998 were $14.3 million, or 0.86% of total loans, compared to $17.8 million at December 31, 1997. Other real estate owned ("OREO") at September 30, 1998 was $3.4 million as compared to $2.3 million at December 31, 1997. The ratio of non-performing assets to total loans at September 30, 1998 was 1.06%. Management continues to work at reducing the level of non-performing assets. Non-performing assets decreased the first nine months of 1998 because of developments with respect to a number of separate loans, in different locations and industries. Management does not believe that there is any common reason or general trend which accounts for the decrease (or that it necessarily is an indication of expected future developments). However, management continues to take an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

Summary of Loan Loss Experience

      For the first nine months of 1998, total charge-offs were $1.9 million and total recoveries were $338,000. The annualized ratio of net charge-offs to average loans outstanding for the nine months ended September 30, 1998 was 0.12%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

      The allowance for loan losses as a percentage of total loans was 1.39% and 1.38% at September 30, 1998 and December 31, 1997, respectively. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, the reserve levels at acquired banks, and current economic conditions that may affect the borrower's ability to pay. The ultimate recovery of all loans is susceptible to future market and economic factors beyond the Company's control as well as factors affecting particular borrowers. Also, the process of setting loss reserves involves an estimation of future occurrences, and is inherently uncertain. These factors may result in future losses or recoveries differing significantly from the allowances and reserves provided in the financial statements.

Investment Portfolio

      At September 30, 1998, the investment portfolio increased $3.8 million, or 0.8%, to $489.5 million from $485.6 million at December 31, 1997. At September 30, 1998 and December 31, 1997, the investment portfolio represented 20.6% and 22.2% of total assets, respectively. Increases in the investment portfolio is primarily attributed to acquisitions that have not been restated.

Deposits

      Total deposits at September 30, 1998 increased $122.2 million, or 6.7%, to $1.942 billion from $1.820 billion at December 31, 1997. Interest-bearing deposits at September 30, 1998 increased $100.1 million, or 6.3%, to $1.700 billion from $1.600 billion at December 31, 1997. The increase in deposits is primarily attributable to the three acquisitions in the first nine months of 1998 representing approximately $115 million and a slight internal increase in deposits of approximately $7 million. Historically, deposits have typically increased at year end and then gradually returned to prior levels.

Borrowings

      Short-term borrowings at September 30, 1998 were $75.5 million, as compared to $74.8 million at December 31, 1997. Short-term borrowings consist primarily of repurchase agreements and federal funds purchased. The Company has used short-term borrowings to assist in funding its increasing loan demand. Management has taken steps to monitor short-term borrowings and is comfortable with the current level. Going forward, continued reliance on short-term funds may be required if loan demand continues to outpace deposit growth, and, therefore, short-term borrowings are expected to vary from time to time.

      Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of September 30, 1998. These borrowings are secured by pledges of mortgage loans, and totaled $95.8 million at September 30, 1998, compared to $71.0 million at December 31, 1997. These FHLB borrowings had original maturities of three months to nine years at September 30, 1998. The increase in other borrowings in 1997 and early 1998 was due to attractiveness of longer term rates and the Company's implementation of a leverage program in which FHLB borrowings are matched to securities purchased.

CAPITAL ADEQUACY

      During the first nine months of 1998, stockholders' equity increased $34.3 million due to net income of $24.6 million in the first nine months of 1998 and the acquisitions of Bank of South Wayne and Financial Management Services, offset by dividends paid to stockholders. At September 30, 1998, the Company's risk-based Tier 1 capital ratio was 12.04%. The total risk-based capital ratio was 13.29% and the leverage ratio was 9.34%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.76% at September 30, 1998, compared with 9.52% at September 30, 1997.

      F & M's common stock dividend payout ratio was 31.5% in the first nine months of 1998 as compared to 24.2% in the comparable 1997 period. These numbers do not include the dividends historically paid by acquisitions prior to their acquisitions by the Company.

      At September 30, 1998, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

      During the first nine months of the year the Company incurred normal expense levels of capital expenditures for replacement and renovation of facilities. The Company to date has not committed to any major commitments to build or purchase in 1998, but also expects to finance any such expenditures through earnings and existing capital resources. The Company financed the cash purchase of Cannon Valley Bank through earnings and existing capital resources. See "Year 2000" below for a discussion of projects relating to F&M's Year 2000 compliance efforts.

LIQUIDITY

      As shown in the Company's Consolidated Statements of Cash Flows for the nine months ended September 30, 1998, cash and cash equivalents increased by $34.6 million during the period to $143.9 million at September 30, 1998. The increase primarily reflected $24.9 million in net cash provided by operating activities and $14.1 million in net cash provided by financing activities, offset by $4.3 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected an increase in other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures offset by net cash received in acquisitions for which prior periods were not restated.

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

YEAR 2000

     Like other financial institutions (and businesses of all kinds), F&M must assure that its computers and other systems are "Year 2000 compliant." "Year 2000 compliant" means being capable of operating, and accurately recognizing dates and processing information, in and after the Year 2000, and recognizing the leap year which will occur in 2000. To help assure that F&M's systems are year 2000 compliant on a timely basis, F&M began a focused compliance program primarily using F&M personnel. As the program has continued, F&M has identified certain functions and roles in which the use of outside consultants or experts would help F&M address year 2000 issues on a more expedited basis or in more depth. Therefore, in addition to the designation of particular F&M employees to coordinate F&M's year 2000 compliance efforts, F&M has retained outside assistance.

      Federal financial institution regulators, which are coordinating efforts to assure year 2000 compliance, have identified five major phases to the Year 2000 compliance efforts. The phases are generally summarized as: Awareness, Assessment, Renovation, Validation (testing) and Implementation. F&M is keying its compliance efforts to those phases. Currently, F&M has completed its review process, and has begun testing and implementing solutions where necessary. Further information as to F&M's Year 2000 expected schedule for efforts by phase, and its estimates of the percentage of completion of those phases, is set forth in the following chart:

                                    Estimated
                                   Completion             Estimated Completion
      Phase                         Schedule                    Percentage
      -----                        ----------             --------------------
      Awareness                     09/30/97                      100%
      Assessment                    09/30/97                      100%
      Renovation                    12/31/98                       75%
      Validation                    03/31/99                       40%
      Implementation                06/30/99                        0%


      F&M has to date budgeted $1.5 million up from its original budget of $500,000 for its compliance efforts, and expended $700,000 through September 30, 1998. To date, costs expended have been generally above the original budget; differences have arisen primarily because of the use of outside consultants.

      As part of its effort, F&M is monitoring year 2000 compliance efforts by its suppliers, because many of F&M's affected systems (such as data processing) are contracted from third parties. Therefore, a significant part of F&M being year 2000 compliant requires such compliance by the third parties, and F&M is subject to their achievement of appropriate Year 2000 compliance on a timely basis. F&M regularly receives updates from its "mission-critical" suppliers (such as data processors) as to their Year 2000 compliance efforts. F&M has identified its data processing function as one particularly critical function. Based upon information obtained from its two primary data processing suppliers, F&M believes that these systems are Year 2000 compliant. In the event that one or both of these processors would not achieve Year 2000 compliance on a timely basis (which F&M believes unlikely), F&M has written business resumptions plans to address possible problems in the future and expects to monitor developments carefully and adjust and reform its plans accordingly. F&M's plans also include contingency plans, developed by our outside processors, which provides alternative operating procedures in the event unforeseen problems arise.

      In addition, F&M has completed its review of internal computers and data processing equipment and systems. Based upon that review, F&M believes that all problems have been identified and will be able to be corrected before the year 2000. As part of its remediation plans, F&M intends to transfer data processing for its 12 bank subsidiaries which are not currently being processed by one of the two primary data processing suppliers to one of its processors. F&M has agreed with the processor to convert these banks over a period from 2/19/99 to 10/22/99. While data processing conversions have an inherent risk of complications, F&M believes this to be the most sound means of addressing the needs of these banks.

      F&M's internal and third party reviews also include areas which are not specifically "technology-related" but are also affected by year 2000 compliance issues. For example, much of F&M's equipment (including building equipment and systems such as security systems, HVAC, elevators, vaults and the like) includes imbedded microchips which could be affected by Year 2000 related problems. As to equipment owned by F&M, F&M has assessed and identified non-compliant equipment and is in the process of working on solutions to correct them. As to services supplied to F&M, F&M has contacted service providers and suppliers and obtained assurance from them. Further testing with suppliers and providers will be done in 1999. In particular, F&M has monitored compliance efforts by utilities and others who provide services to large areas or customer groups including F&M. In many of these cases, F&M is not sufficiently large a customer or user that it can demand special treatment, assurances or information from the providers. In those cases, F&M employees have monitored public statements by those providers for their state of readiness, attempted to identify any clear issues, and attempted to make appropriate arrangements to the extent any reasonable concerns have been identified.

      The credit-worthiness of F&M's customers could also be affected by the year 2000 compliance efforts and failures. F&M loan officers and others are reviewing year 2000 efforts and compliance levels of F&M's commercial credit customers. The failure of these customers to be year 2000 compliant could adversely affect those businesses, which would in turn pose credit risks which could have a material effect on F&M. F&M has reviewed information obtained from approximately 50% of its commercial credit customers. Specific guidelines were used to identify which customers were selected for the review. Based upon that review, F&M believes that further review and careful monitoring of customers will be required in the future. While F&M also recognizes that loans to individuals loans could be affected by year 2000 issues (for example, loss of employment due to an employer's Year 2000 related failure), F&M does not believe there is any practical means to gather such information, which would provide little practical benefit even if it could be obtained. F&M is also attempting to meet customer needs stemming from possible year 2000 related disruptions by creating awareness now to help resolve their potential future problems.

      Because of their concern for the integrity of the financial institutions systems, federal regulators such as the Federal Reserve Board (which regulates F&M and most of its subsidiary banks) and the FDIC (which insures deposits at all F&M banks) have paid close attention to institutions' Year 2000 compliance efforts. F&M and its subsidiaries have had such examinations, and have had to address the personnel and other needs to facilitate the examinations. Because of the regulators' stated desire that acquisition activity not interfere with Year 2000 readiness, F&M believes that it is possible that regulators may become more reticent to approve additional acquisitions prior to 2000, which could particularly affect F&M due to its historically active pattern of acquisitions. Other than those possible effects, F&M does not believe that it has had, or is likely to have, other material projects or initiatives delayed or affected because of the need to focus on year 2000 compliance.

      Like many businesses, F&M is making contingency plans for Year 2000 related disruptions. The precise plans utilized would, of course, depend upon the exact problems which develop. Disruptions could range from discrete application-specific problems which can be easily resolved to systematic failures affecting the banking industry (or other industries) as a whole, or all persons in large geographical areas. F&M cannot identify every disruption that may affect it but it has identified critical problems that may arise. Loss of electricity or disruption of computer systems if F&M is not able to successfully complete its Year 2000 remediation plans are the most likely "worst case" scenarios identified by F&M. F&M has developed and adopted business resumption plans to operate off line or without certain services to minimize disruption of services provided to our customers. Contingency plans of F&M would include, depending upon the magnitude of the problems actually experienced, the processing plans discussed above, additional vault cash reserves, additional funding lines of credit for liquidity, preparing pre 2000 documents on paper to verify post 2000 validity of information, paper based systems for the short-term until corrected. Occurrences such as area-wide utility failures may cause businesses, including F&M, to temporarily cease operations at affected locations until the problem is rectified.

      F&M's Year 2000 compliance efforts are ongoing, and certain matters and issues remain to be addressed, reviewed, tested and/or finally implemented. However, based in part upon information being received from the third parties providing services to F&M, F&M currently believes that it will be year 2000 compliant in a timely basis to avoid material operational disruptions and to comply in material respects with the requirements of its regulators. To date, F&M has not identified material extraordinary expenditures which will be required to become Year 2000 compliant, although further expenditures remain to be incurred and the use of outside personnel or other factors may increase the costs of year 2000 compliance beyond F&M's current budget.

      As indicated, certain year 2000 remediation efforts remain to be completed. Some are under F&M's control, but many efforts are those of third parties (such as suppliers or customers), which are not under F&M's control. The failure to successfully complete year 2000 remediation efforts by F&M, or by third parties, could materially adversely affect F&M. While F&M has attempted to monitor efforts by others, those efforts may not ultimately be satisfactory, and information given to F&M may not be accurate.

      No one, including F&M, can conclusively predict exactly what Year 2000 related problems will eventually occur, or the degree of their impact. However, it is all but certain that there will be at least some year 2000 related problems that are not solved on a timely basis, and some of these will affect F&M. The nature and the degree of impact on F&M would, of course, vary according to the problem or problems which develop. For example, failure of mission critical functions such as data processing or year 2000 failures affecting large groups, such as utility failures or failures by others affecting the banking industry as a whole, could cause F&M to limit (or even curtail) its operations in affected areas until such time as the problems are cured. Similarly, failures either particular to customers or affecting geographical areas or business segments generally would affect customers, and the degree of disruption would affect credit losses. F&M is unable to predict the magnitude of any such disruptions, or the period of time during which they would affect F&M, although it expects the effects would be most pronounced in the period of time shortly after January 1, 2000.

      Statements which are not historical fact (including completion schedules, expectations of future developments, results or scenarios and cost estimates) are forward-looking statements, and actual results may differ due to factors including those discussed above.

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

      Based on the model utilized, the interest rate risk of the Company expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 1998, is as follows:

                                         Basis Point Change
                                         ----------------------------------
                                        +200       +100        -100       -200
                                        ----       ----        ----       ----
Percentage change in net interest
income due to an immediate change
in interest over a one-year time
horizon                                (3.54%)    (1.76%)      1.76%      3.54%


      Management continues to closely monitor the company's interest rate risk position by utilizing both EAR and traditional RSA/RSL measurements. Because EAR remains a relatively new measurement for the company, no target ranges have yet been established. RSA/RSL target ranges are as follows: 0-6 months: .70 - 1.20 and 0-1 year: .80 - 1.20%

                           PART II. OTHER INFORMATION

Item 5.   Other Matters
          -------------

      The company recently adopted a revision to its bylaws providing for notice by shareholders intending to propose a nominee for director, or a matter for consideration at a shareholder meeting, in advance of a meeting. Notice, together with specified information, must be given not less than 90 days, nor more than 150 days, prior to the scheduled date of an annual meeting. (The 1999 annual meeting of shareholders is scheduled for April 27, 1999.) Similar notice must be given within ten days of the announcement of a special meeting. Any proposal not made in accordance with these provisions will not be considered at a meeting.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

      (b)        Reports on Form 8-K:

                 The Registrant filed one report on Form 8-K during
              the second quarter of fiscal 1998. The Report on form 8-K, dated July 1, 1998, related to the Company's acquisition of BancSecurity Corporation on that date. That report included:

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


                                       F & M BANCORPORATION, INC.
                                       -----------------------------------------
                                       (Registrant)


Date  November 12, 1998                 /s/ John W. Johnson
     -------------------               -----------------------------------------
                                       John W. Johnson
                                       President and Chief Executive Officer


Date  November 12, 1998                 /s/ Daniel E. Voet
     -------------------               -----------------------------------------
                                       Daniel E. Voet
                                       Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

                           F & M BANCORPORATION, INC.

                 Form 10-Q for Quarter Ended September 30, 1998


     Exhibit No.                                      Description
     -----------                                      -----------

           3(ii)                            Bylaws of F&M Bancorporation, Inc.
                                            as amended through October 30, 1998

           10.1 Employment Agreement dated as of August 1, 1998 between the Company and John W. Johnson

           10.2 Employment Agreement dated as of August 1, 1998 between the Company and Daniel E. Voet

           27                               Financial Data Schedule