Form 10-K
period 1998-12-31
F&M BANCORPORATION INC
filed 1999-03-24
CIK 793049

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                December 31, 1998
 For the fiscal year ended.....................................................

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ................to.....................
                   Commission file number......000-14553......

                           F & M BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

            WISCONSIN                                 39-1365327
    ...........................        ........................................
     (State of incorporation)            (I.R.S. Employer Identification No.)

ONE BANK AVENUE, KAUKAUNA, WISCONSIN                           54130
 ............................................          .....................
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          (920) 766-1717
                                                          ...................

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

              Yes......X..........         No................

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 1999, there were 15,506,076 shares of Common Stock outstanding, and the aggregate market value of the Common Stock (based upon the $33.75 closing sale price on that date on the NASDAQ National Market) held by non-affiliates (excludes a total of 819,800 outstanding shares reported as beneficially owned by directors and officers -- does not constitute an admission as to affiliate status) was approximately $495 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             PART OF FORM 10-K INTO WHICH
             DOCUMENT                   PORTIONS OF DOCUMENTS ARE INCORPORATED

   Proxy Statement for Annual Meeting               Part III
   of Shareholders on or about April
   27, 1999

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The discussions in this Report on Form 10-K, and in the documents incorporated in it by reference, which are not historical statements contain forward-looking statements that involve risks and uncertainties. "Statements which are not historical statements" include those in the future tense or which use terms such as "believe," "expect" and "anticipate". F&M's actual future results could differ in important and material ways from those discussed. Many factors could cause or contribute to such differences. These factors include:

         -        F&M's future lending and collection experience
         - The effects of acquisitions, and F&M's ability to integrate acquired operations
         -        Competition from other institutions
         -        Changes in the banking industry and regulation of the industry
         - Needs for technological change, including "Year 2000 compliance"
         -        Other factors, including those discussed or described:
                  -        in F&M's Management's Discussion and Analysis (see
                           Item 7), or
                  -        in other places in this Report.

                                      * * *

                                     PART I

ITEM 1.         BUSINESS.

         F&M Bancorporation, Inc. ("F&M" or the "Company") was formed in 1980 to acquire the shares of F&M Bank-Kaukauna. F&M has grown internally and through acquisitions from a one-bank holding company with total assets of $37 million at its inception to a multi-bank holding company with total assets of $2.4 billion at December 31, 1998.

         Unless otherwise indicated, all share and per share amounts in this Report on Form 10-K have been restated to reflect F&M's 10% stock dividends in June 1996, June 1997 and September 1998.

Recent Developments
-------------------

         Pending Acquisition
         -------------------

         On July 21, 1998, F&M entered into an agreement, as amended November 30, 1998, providing for the acquisition of CBE, Inc., a Wisconsin corporation ("CBE") and its wholly-owned subsidiary, Community Bank of Elkhorn, a Wisconsin state bank. CBE has one service office in Elkhorn, Wisconsin, and the acquisition of CBE will enhance F&M's presence in south central Wisconsin. F&M will issue a certain number of F&M Common as consideration in the acquisition of CBE. The number of shares of F&M Common Stock to be issued to shareholders of CBE will be determined pursuant to an exchange ratio set forth in the definitive agreement. The total value of F&M Common issued is expected to be approximately $21 million.

         At December 31, 1998, CBE had total assets of $109.5 million, net loans of $62.6 million, total deposits of $100.0 million and shareholders equity of $8.5 million. For the year ended December 31, 1998, CBE had net income of $1.1 million.

         The acquisition of CBE is subject to regulatory approvals and other customary contingencies. Applications for federal and state regulatory approvals have been filed. While there can be no assurances, the parties expect that the CBE transaction will be consummated in the second quarter of 1999. F&M management does not expect that the CBE acquisition will have a material effect upon F&M because of the relative size of CBE as compared to F&M, and the proposed acquisition price as compared to F&M's total equity.

         1998 Acquisitions
         -----------------


         Iowa. On July 1, 1998, F&M acquired BancSecurity Corporation ("BancSecurity") of Marshalltown, Iowa, the holding company for three banks located in Iowa. These Banks, with 14 offices in central Iowa, are now being operated under the names F&M Bank - Iowa Central, F&M Bank - Story County and F&M Bank - Iowa South Central. F&M is in the process of combining these banks under the charter of F&M Bank - Iowa Central. F&M issued approximately 3,990,000 shares of F&M Common Stock in exchange for all of the outstanding shares of BancSecurity.

         At December 31, 1997, BancSecurity had total assets of $546.7 million, net loans of $329.7 million, total deposits of $446.6 million and shareholders' equity of $52.1 million. For the year ended December 31, 1997, BancSecurity had net income of $3.1 million. F&M accounted for the transaction using the pooling of interests method of accounting, and has restated prior periods to reflect the acquisition.

         Jefferson. On May 28, 1998, F&M acquired Financial Management Services of Jefferson, Inc. ("Jefferson"), the holding company for The Farmers & Merchants Bank of Jefferson ("FMBJ"). FMBJ has two offices in the city of Jefferson, in southcentral Wisconsin. F&M exchanged approximately 706,000 shares of F&M Common Stock for all of the Jefferson stock.

         At December 31, 1997, Jefferson had total assets of $99.7 million, net loans of $62.0 million, total deposits of $80.7 million and shareholders' equity of $13.2 million. For the year ended December 31, 1997, Jefferson had net income of $1.0 million. F&M accounted for the transaction using the pooling of interests method of accounting, although periods prior to January 1, 1998 are not being restated because of the relatively small size of Jefferson as compared to F&M.

         Dundas, Minnesota. On January 27, 1998, F&M acquired Sentry Bancorp., Inc. ("SBI"), the holding company of Cannon Valley Bank ("CVB") (renamed "F&M Bank-Cannon Valley"). CVB has its office in the community of Dundas in southeastern Minnesota. The acquisition represented F&M's first office outside of Wisconsin, and provides F&M a platform for possible future Minnesota expansion. The acquisition was a cash transaction, in which F&M paid SBI shareholders a total of $5.4 million in cash. F&M accounted for the transaction using the purchase method of accounting.

         At December 31, 1997, SBI had total assets of $26.4 million, net loans of $19.2 million, total deposits of $23.5 million and shareholder's equity of $2.3 million. For the year ended December 31, 1997, SBI had net income of $346,000.

         South Wayne. On February 9, 1998, F&M acquired the Bank of South Wayne ("BSW"). BSW has one office in South Wayne, in southwestern Wisconsin. F&M acquired BSW in exchange for approximately 158,000 shares of F&M Common. F&M accounted for the transaction using the pooling of interests method of accounting, although periods prior to January 1, 1998 will not be restated because of the relatively small size of BSW as compared to F&M. F&M has subsequently combined the operations of BSW and F&M Bank - Darlington.

         At December 31, 1997, BSW had total assets of $19.3 million, net loans of $7.8 million, total deposits of $14.7 million and shareholders' equity of $4.5 million. For the year ended December 31, 1997, BSW had net income of $231,000.

         Other Recent Developments
         -------------------------

         Trust Company. In January 1998, F&M announced the formation of F&M Trust Company, a Wisconsin chartered trust company. The F&M Trust Company is continuing the trust business of F&M Bank - Kaukauna, which was established in 1996. By early 1999, the Company has consolidated trust operations of its Wisconsin banks with trust operations in F&M Trust Company. F&M intends to expand the operations of F&M Trust

Company to other communities served by F&M subsidiary banks. F&M Bank-Iowa Central continues to maintain separate trust operations.

         Additional Locations. In 1998, F&M opened four new offices in Wisconsin. F&M Bank-Central opened new Supermarket Banks in Stevens Point and Wausau, F&M Bank-Northeast opened a new office in DePere, and F&M Bank-Superior opened a new office on the UW-Superior campus in the Rothwell Student Center.

         The Company also closed one office of F&M Bank-Northeast due to highway construction, and intends to relocate its Suamico office. F&M Bank-Waushara County also closed an office in 1998.

Subsidiary Banks
----------------

         At February 28, 1999, F&M owned 23 subsidiary banks (the "Banks" or the "F&M Banks"). All but four of the Banks are Wisconsin state banks; F&M Bank-Iowa Central, F&M Bank-Story Country and F&M Bank Iowa South Central are Iowa state banks, and F&M Bank-Cannon Valley is a Minnesota state bank. Each of the F&M Banks is a member of the Federal Reserve System. The Banks are community banks which provide a full range of services to consumers and businesses in small and medium-sized communities. F&M also owns F&M Trust Company, a full-service trust company. F&M provides the benefits of holding company affiliation while allowing the F&M Banks to operate with considerable autonomy.

         The following table presents certain information as to the F&M Banks. Each of the F&M Banks is wholly-owned by F&M.


                                                           NO. OF FULL         TOTAL
                                      YEAR               SERVICE OFFICES       ASSETS
     BANK                          ACQUIRED (1)           AT 2/28/99 (2)     AT 12/31/98
     ----                          ------------          ---------------     -----------
                                                                            (in millions)
F&M Bank-Kaukauna                     1980                  5                  $156.2
F&M Bank-Appleton                     1981                  4                    74.7
F&M Bank-Hilbert                      1983                  3                    34.3
F&M Bank-Winnebago County             1985                  3                   101.2
F&M Bank-New London                   1987                  1                    38.8
F&M Bank-Central                      1987                  5                   124.4
F&M Bank-Grant County                 1988                  4                   136.1
F&M Bank-Lakeland                     1991                  7                   170.2
F&M Bank-Kiel                         1991                  1                    43.4
F&M Bank-Northeast                    1994                 12                   320.1
F&M Bank-Waushara County              1995                  4                   112.3
F&M Bank-Superior                     1996                  2                    35.0
F&M Bank-Algoma                       1996                  2                    71.2
F&M Bank-East Troy                    1997                  2                    58.0
F&M Bank-Brodhead                     1997                  1                    30.9
F&M Bank-Prairie du Chien             1997                  5                   100.9
F&M Bank-Landmark                     1997                  4                    43.6
F&M Bank-Darlington                   1997                  3                    97.9
F&M Bank-Jefferson                    1998                  1                    98.9
F&M Bank-Cannon Valley                1998                  1                    30.6
F&M Bank-Iowa Central (3)             1998                  7                   329.4
F&M Bank-Story County (3)             1998                  3                    87.8
F&M Bank-Iowa South Central (3)       1998                  4                   122.1

--------------

(1) In the case of F&M Banks resulting from mergers, represents the date F&M first acquired any of the constituent banks in those mergers.
(2) The F&M Banks also maintain a total of 86 ATM locations, certain of which are located at the full-service offices.
(3) F&M intends to combine these banks under the name F&M Bank-Iowa Central in 1999.

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

Markets
-------

         F&M's business operations are concentrated in Wisconsin and neighboring states. At February 28, 1999 F&M Banks provided services through a total of 84 full-service bank offices in 54 Wisconsin communities, 12 Iowa communities and one Minnesota community. F&M is susceptible to economic factors specifically affecting this region because of the concentration. The effect of local economic factors may be more pronounced than if F&M had operations over a larger geographic area.

         F&M believes that its service area provides a mixed base of cities, smaller communities and rural areas. Communities served by F&M range in population from almost 100,000 to less than 500. Many of the communities in which F&M Banks are located are relatively small, but they generally have diverse economies with businesses in many industry groups. These businesses are a diverse mix of manufacturing, service, retailing, agricultural and other businesses; they are not concentrated in any particular product or service line. In many communities, F&M Banks have the only commercial bank office. F&M does not believe that its market area is sensitive to developments in any particular industry or related groups of industries. F&M believes that its individual customers also have a wide diversity of occupations.

         In recent years, the economic and business environment in the State of Wisconsin and nearby states has been relatively strong and stable. The area's unemployment rate has been low. However, F&M cannot assure that the region's economic health will continue, that developments in some industry might not affect F&M, or that diverse market areas will continue. Also, investors might achieve a greater diversity by investment in an institution with a more extensive geographical market area.

Acquisition and Expansion Strategy
----------------------------------

         The Company's strategy is to continue to grow by actively pursuing opportunities to acquire other financial institutions and by establishing or acquiring additional branches. The Company's primary geographic area of focus for expansion is small metropolitan areas and other communities in the midwest. F&M has recently begun making out-of-state acquisitions, with 1998 acquisitions in Iowa and Minnesota. F&M believes that markets in nearby states can present attractive markets for future expansion, and provide additional opportunities than those which are available in Wisconsin. However, there can be no assurances that such acquisitions will occur, and acquisitions outside of Wisconsin may present difficulties, due to market differences, state law considerations, and relative distances, which could affect F&M's ability to consummate and integrate any such acquisitions. The Company generally concentrates on acquisitions of banks with $50 million or more in assets, although it would consider acquiring a smaller institution if the Company would be able conveniently and economically to operate it as a branch of a nearby Bank or other attractive factors exist.

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

         F&M has grown significantly through acquisitions of other financial institutions. F&M's strategy to continue to make acquisitions depends upon its ability to continue to identify acquisition targets and to complete transactions on terms which are acceptable to F&M. F&M's success in the future also will depend upon its ability to integrate the operations of acquired financial institutions into F&M and to manage them over time. F&M has acquired 15 financial institutions or offices within the past four years, including one acquisition in 1995, four in 1996, six in 1997 and four in 1998.

Business Planning and Marketing
-------------------------------

         Company-wide plans are set each year, both for F&M and for its banks, and are developed after substantial input from and consultation with Bank personnel. Progress is regularly monitored in meetings with Bank employees and in system-wide reports. F&M also uses compensation and performance incentives for all of its employees to help achieve the plan targets.

         F&M developed "Lifestyle Banking" for implementation by the Banks to bolster each of their marketing efforts in the communities they serve. Lifestyle Banking seeks to attract new customers and create broad banking relationships with customers by focusing on their varying needs rather than attempting to design products and services of general application or aggressively price a particular product or service. Bank employees are trained to recognize customer needs and take additional responsibility and initiative in marketing the Banks' products and services to provide more individualized customer service. Lifestyle Banking is also designed to provide a continuing customer-level source of ideas to help the subsidiary banks better serve their customers and communities. F&M instituted a related sales and service training program in 1998, for all employees. F&M intends to continue that program in 1999.

Lending and Investments
-----------------------

         The F&M Banks offer short-term and long-term loans on a secured or unsecured basis for business or personal purposes. The F&M Banks focus their lending activities on individuals and small businesses in their immediate market areas. Lending has been almost exclusively within the states in which the F&M Banks are located.. The markets of the F&M Banks include a wide variety of businesses; therefore, F&M does not believe it is unduly exposed to problems in any particular industry group.

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

         Real Estate Loans. Real estate loans include residential mortgages and agricultural real estate, commercial real estate and construction loans. On a company-wide basis, real estate lending represents F&M's largest category of loans outstanding. At December 31, 1998, residential, commercial and agricultural real estate loans represented approximately 58.7% of loans outstanding, the majority of which consists of residential real estate first mortgages. Real estate construction loans approximated an additional 3.6% of the portfolio.

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

         Commercial and Industrial Loans. Loans in this category principally include loans to service, retail, wholesale and manufacturing businesses. At December 31, 1998, approximately 22.9% of loans outstanding were in this category. The F&M Banks provide both secured and unsecured loans and lines of credit for the operations and expansion needs of local business. The F&M Banks generally look to a borrower's business operations as the principal source of repayment, but they also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property, and/or personal guaranties. Repayment risk relating to commercial and industrial loans generally relates to the success or failure of the underlying business enterprise.

         Agricultural Loans. There is a strong focus on the agricultural industry in many of the communities in which F&M Banks' offices are located. The agricultural products produced in these communities vary significantly, and include dairy, livestock, vegetables and other cash crops. At December 31, 1998, approximately 7.2% of loans outstanding were made to agricultural producers, excluding agricultural real estate lending which constitutes an additional approximately 4.7% of loans. These loans are in a variety of communities and relate to a variety of agricultural commodities, thus lessening F&M's exposure to weaknesses in any one geographical area or type of agricultural production. Because of the breadth and recent relative health of Wisconsin's and Iowa's agricultural industries, F&M has not experienced significant system-wide problems in agricultural-related loans. Credit risks relating to agricultural loans generally depend upon varying commodity prices and crop conditions which affect agricultural producers.

         Installment and Other Consumer Loans. F&M makes installment and other consumer loans, including automobile loans, home improvement loans and personal lines of credit. At December 31, 1998, approximately 7.6% of the loans were installment or other consumer loans. F&M believes that consumer loans often represent the beginning of a long-term banking relationship with new customers. Credit risks relating to installment and consumer loans include the risks relating to the repayment capacity of the borrower involved and the depreciation of the assets used as collateral for such loans.

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

Deposits
--------

         Each of the F&M Banks offers the usual and customary range of depository products provided by commercial banks, including checking, savings, money market accounts, and certificates of deposit. Deposits at each F&M Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits.

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

Other Customer Services and Products
------------------------------------

         Effective in January 1998, F&M established F&M Trust Company as a separate subsidiary, and began operations of trust services through that subsidiary. Previously, certain subsidiary banks had offered trust services. F&M also provides trust services in Iowa through the Trust Department of F&M Bank-Iowa Central. At

December 31, 1998, F&M Trust Company and F&M Bank-Iowa Central together had approximately $238.3 million in assets under management.

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

Administration of the Banks
---------------------------

         Although each of the Banks operates with a significant level of independence, F&M has centralized operations for certain functions, and makes available its corporate staff and centralized resources for other functions upon request. In early 1997, the Corporation grouped its bank subsidiaries under five regions, with teams of bank and holding company officers to oversee the operations of the Banks within those regions.

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

         Data Processing, Technology and Information Systems and Year 2000 Compliance. F&M has contracted with outside providers for data processing services through a combination of on-site Bank personnel and remote processing hardware and software. Under this arrangement, hardware and software are being maintained at remote locations although F&M has the option to acquire both the hardware and the software to perform the data processing in-house if that is subsequently deemed in its best interests. F&M operates an item processing center/backroom operation in Kaukauna, servicing nine member banks. Functions performed by the center include inclearing processing, encoding, capture and transmission of data to processors, cash letter preparation, research, exception processing, item sorting, storage and statement rendering. The remaining banks currently encode, capture and transmit to processing from their locations. Backroom processing and statement handling is performed at the main banking location. F&M is in the process of outsourcing and/or centralizing to create a more efficient operating environment.

         During 1998 F&M evaluated various options for its data processing services that could be implemented corporate wide. F&M chose to expand a current arrangement with one of its current vendors. The arrangement calls for twelve of F&M's subsidiary banks to convert to the new system throughout 1999, in addition to the eight banks currently on the system. F&M has determined the expansion of this arrangement is more efficient, economical and creates more consistencies throughout the organization, although data processing conversions have an inherent chance for complications.

         Like all other businesses, F&M must assure that its computer and other systems are "year 2000 compliant." "Year 2000 compliant" means being capable of operating, and accurately recognizing dates and processing information, in and after the year 2000. To help assure that F&M's systems are year 2000 compliant on a timely basis, F&M began a focused compliance program, and has designated an F&M employee to coordinate F&M's year 2000 compliance efforts. As part of that effort, F&M is monitoring year 2000 compliance efforts by its suppliers, because many of F&M's affected systems (such as data processing) are contracted from third parties. Therefore, a significant part of F&M being year 2000 compliant requires such compliance by the third parties.

         F&M's Year 2000 efforts are ongoing. Whether F&M is successful in its Year 2000 compliance will depend on future events and activities. However, F&M currently believes that it will be able to be Year 2000 compliant on a timely basis, to avoid material operational disruptions and to comply with its regulators' requirements. This conclusion is based in part on information received from third parties, such as the companies which process data for F&M. To date, F&M has not identified material expenditures which will be required to become year 2000 compliant. However, it is possible that F&M may identify or experience material operational difficulties or expenditures in the future. See "Managements Discussion and Analysis of Results of Operations and Financial Condition - Year 2000" for further information.

         The banking industry is undergoing rapid technological changes. Financial institutions frequently introduce new technology-driven products and services. Better technology can increase efficiency, and enable financial institutions to reduce costs and better serve customers. Even though F&M's stresses "traditional" personal service in its community banking strategy, F&M's future success depends in part on its ability to use new technology. If F&M cannot successfully use new technology, it may not be able to meet the needs of its customers or satisfy customer demands for convenience. Also, failure to use technology well may have economic costs in F&M's operations. Many of F&M's competitors have substantially greater resources to invest in technological improvements than F&M has.

         Other Operations and Services. F&M provides other services for the benefit of the Banks such as marketing assistance, human resources services and benefits administration, internal audit and centralized purchasing of supplies. F&M believes that centralizing these services promotes efficiency and cost savings for the Banks without interfering with their community-oriented management.

Competition
-----------

         Banks actively compete with other financial institutions and businesses. This competition includes both attracting and retaining deposits and making loans. This is the same for the F&M Banks. F&M's competitors include financial institutions such as banks, savings banks, savings and loan associations and credit unions. Some other competitors are insurance companies, securities brokerage firms, trust companies and investment management firms. Many of F&M's bank office locations are the only commercial bank office in their community; F&M believes this provides F&M a competitive advantage. However, competition with other financial institutions and businesses, and the pricing levels of their products and services, can affect the F&M Banks' ability to obtain and retain customers. F&M believes its focus on establishing continuing banking relationships and on individualized customer service also provides it a competitive advantage.

         F&M also competes with other companies in seeking institutions to acquire. The midwest banking markets in which F&M operates have recently experienced a significant consolidation. Many large holding companies with greater resources than F&M are also actively pursuing acquisitions in this area. This competition affects the available acquisition opportunities for F&M and can affect the costs of these acquisitions.

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

         All but four of the F&M Banks are incorporated under the banking laws of Wisconsin. Each of the Wisconsin-chartered F&M Banks is therefore subject to supervision and regulation by the Wisconsin Department of Financial Institutions (the "Wisconsin Department") through its Division of Banking. The other F&M Banks are chartered in Iowa and Minnesota, and are subject to the supervision and regulation by the Iowa Division of Banking and the Minnesota Department of Commerce, respectively.

         Each of the F&M Banks (except in certain instances recently acquired banks, which are expected to apply for membership) is a member of the Federal Reserve System, and is therefore subject to regulation by the Federal Reserve Board. The deposits of each of the banks are insured, up to statutory limits, by the FDIC. As a registered bank holding company under the Bank Holding Company Act of 1956, F&M itself is subject to review and regulation by the Federal Reserve Board. F&M, as a holding company, is also subject to review and examination by the Wisconsin Department under Wisconsin law.

         In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks declared and paid without the approval of the Wisconsin Department be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits in the event there have been insufficient net profits. Any other dividends require the prior written consent of the Wisconsin Department. Similar laws apply in Iowa and Minnesota. Each of the F&M Banks is in compliance with all applicable capital requirements. Each of the F&M Banks may pay dividends to F&M.

         Under federal legislation enacted in 1994, bank holding companies, including F&M, are allowed to acquire banks and holding companies nationwide, and holding companies in all other states will be allowed to acquire banks and holding companies in any state. Wisconsin, Iowa and Minnesota law generally requires the approval of the Department for all acquisitions of banks in those states, whether by in-state or out-of-state entities. Interstate bank mergers, under specified circumstances, are permitted. Wisconsin, Iowa and Minnesota law permit establishment of full service bank branch offices statewide.

         General economic conditions, particularly in F&M's service areas, also affect F&M. The relationship between the cost of funds (primarily deposits) and the yield on earning assets (loans and investments) also substantially affects F&M's earnings. This relationship, known as the "interest rate margin," can fluctuate. Regulatory, economic and competitive factors can also influence interest rates, the volume of interest on interest-earning assets and interest-bearing liabilities, and the level of non-performing assets, and therefore affect F&M's results.

Statistical Information
-----------------------

         The principal sources of income for the subsidiary banks of F&M are interest and fees on loans, interest on short-term investments and interest on securities. The total operating income and the percentage of each to total operating income is shown below:

                                                         YEAR ENDED DECEMBER 31,
           ITEM OF INCOME                        1998             1997              1996
-----------------------------------------------------------------------------------------------
Interest and fees on loans
  and short-term investments                    76.4%            76.3%             74.5%
Interest on securities                          15.2             16.4              18.6
Non-interest income                              8.4              7.3               6.9
Total operating income (in thousands)          199,251          175,625           148,560

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

IV.  A.           SUMMARY OF LOAN LOSS EXPERIENCE

                  Incorporated by reference from MD&A under the caption
                  "Financial Condition - Summary of Loan Loss Experience."

IV.  B.           ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                  Incorporated by reference from MD&A under the caption
                  "Financial Condition - Allocation of Allowance for Loan Loss."

V.                DEPOSITS

The Companies average balances of deposits and the average rate paid on these deposits during the years ended December 31, 1998, 1997 and 1996 are:


                                                   1998                         1997                         1996
                                       ---------------------------- ---------------------------- ----------------------------
DOLLARS IN THOUSANDS                          BALANCE  RATE                BALANCE  RATE                 Balance Rate
-----------------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
  deposits                                   $231,652                     $191,805                      $162,368
Interest bearing demand deposits              158,366  1.93%               153,395  1.88%                142,903 1.97%
Saving deposits                               606,059  3.77                503,533  3.88                 406,140 3.59
Time deposits                                 925,507  5.71                863,429  5.76                 785,478 5.73
-----------------------------------------------------------------------------------------------------------------------------
Total                                      $1,921,584                   $1,712,162                    $1,496,889
=============================================================================================================================

The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1998 is: $168,148,000. Their maturing distribution is as follows:

  --  three months or less                              $56,780,000
  --  over three months and through twelve months       $86,918,000
  --  over one year                                     $24,450,000

Neither F&M or its subsidiaries have any deposits in foreign banking offices.

VI.                           RETURN ON EQUITY AND ASSETS

The various ratios are included in the MD&A under the caption "Results of Operations" and "Financial Condition - Capital Adequacy" and are incorporated by reference thereto.

VII.                          SHORT-TERM BORROWINGS

The comparison of short-term borrowings as of each indicated December 31 follows:

DOLLARS IN THOUSANDS                                        1998             1997              1996
---------------------------------------------------------------------------------------------------
Federal funds purchased and securities
sold under repurchase agreement                          $60,847           $74,770          $67,987

Other short-term borrowings                                    0                 0                0
                                                         -------           -------          -------
---------------------------------------------------------------------------------------------------
Totals                                                   $60,847           $74,770          $67,987
===================================================================================================


The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:

DOLLARS IN THOUSANDS                                        1998             1997              1996
----------------------------------------------------------------------------------------------------
As of end of year:

  Weighted average rate                                     4.84             6.62              6.37

For the year:

  Maximum amount outstanding                               73,744           105,205           70,990

  Average amount outstanding                               72,233           80,773            56,499

  Weighted average rate                                     5.26             5.61              5.25


ITEM 2.        PROPERTIES.

         Of the F&M subsidiary banks' 84 total offices, 72 are located in buildings which are owned by the respective Banks. Nine grocery store or market offices and three other branch office locations are located in leased facilities; the leases are short-term, which the Company believes is appropriate for the particular locations. In addition, the Company owns its headquarters building in Kaukauna, Wisconsin, which was expanded in 1998.

         All of the owned facilities are designed for commercial banking operations. All facilities used by the Company and the Banks are considered by management suitable for their current and anticipated future utilization, although the Company regularly reviews whether any changes or improvements would be advisable.

ITEM 3.        LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings other than routine litigation which is not material to its business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of F&M. Executive officers are elected annually by the Board of Directors, and serve at the discretion of the Board.

                                       AGE AT
NAME                                   3/15/99                POSITION(S)
----                                   -------                -----------

John-W. Johnson                            44                 President, Chief Executive Officer
                                                                and Director
Gail E. Janssen                            68                 Chairman of the Board and Director
Douglas A. Martin                          47                 Vice President and Director
Daniel E. Voet                             35                 Chief Financial Officer and Treasurer
Thomas M. Beyer                            46                 Vice President-Sales
Donna R. Habert                            46                 Vice President-Data Processing
Janet M. Lakso                             56                 Vice President-Administration and
                                                                Secretary
Bartholomew Salazar                        35                 Vice President-Investments
Linda K. Seefeldt                          44                 Vice President-Marketing
Peter H. Smaby                             37                 Vice President-Credit Administration
Darlene M. Vanden Boogart                  40                 Vice President-Audit
Constance M. Verbruggen                    39                 Vice President-Human Resources


         Mr. Johnson has served as President of F&M since July 1997 and as its Chief Executive Officer since November 1997. Mr. Johnson previously served as a Vice President of F&M since 1994. Mr. Johnson was President and CEO of F&M Bank-Northeast and a predecessor since 1989. Mr. Johnson was elected to F&M's Board of Directors in April 1994, as contemplated in F&M's acquisition of Pulaski Bancshares, Inc.

         Mr. Janssen has served as Chairman and a director of F&M since its inception. Mr. Janssen served as President of F&M from its inception until 1996, and as Chief Executive Officer of F&M from its inception until 1997.

         Mr. Martin became a Vice President of F&M in 1992. Mr. Martin has been President and Chief Executive Officer of F&M Bank-Grant County since 1985, and its Chairman in 1994, and has served as a director of F&M since 1990.

         Mr. Voet became Chief Financial Officer in 1994 and Treasurer in 1993. Mr. Voet joined F&M in 1991

         Mr. Beyer became F&M's Vice President-Sales in October 1998. Mr. Beyer joined F&M Trust Company in 1997 as its trust officer for employee benefits; he previously was a vice president with M&I Trust Co.

         Ms. Habert became Vice President-Data Processing of F&M in 1993. Ms. Habert had been employed by F&M or F&M Bank-Kaukauna since 1971.

         Ms. Lakso became F&M's Vice President-Administration in 1993 and Secretary at year end 1994. Ms. Lakso has been employed by F&M or F&M Bank-Kaukauna since 1970.

         Mr. Salazar became F&M's Vice President-Investments in 1993. Mr. Salazar has been employed by F&M since 1992.

         Ms. Seefeldt joined F&M as its Vice President-Marketing in 1990.

         Mr. Smaby became Vice President-Credit Administration in 1993. Mr. Smaby has been employed by F&M since 1987.

         Ms. Vanden Boogart became Vice President-Audit in 1993. Ms. Vanden Boogart has been employed by F&M or F&M Bank-Kaukauna since 1976.

         Ms. Verbruggen joined F&M as Vice President-Human Resources in March 1995. Ms. Verbruggen was a human resources director of other organizations prior to that time, most recently at Shawano Community Hospital from 1993 to 1995.

         F&M and its subsidiaries employed approximately 987 persons on a full-time equivalent basis at December 31, 1998.


                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

               F&M Common Stock trades on The NASDAQ Stock Market ("NASDAQ") under the symbol "FMBK". F&M had approximately 3,360 shareholders of record at March 1, 1999. The following table summarizes high and low prices and cash dividends paid for F&M Common Stock for the periods indicated.



                                                                                                CASH DIVIDENDS
           CALENDAR PERIOD                              HIGH               LOW                  PAID PER SHARE
       -------------------------                        ----               ---                  --------------

1997             1st quarter                           26.45              23.55                      .165
                 2nd quarter                           36.59              23.96                      .165
                 3rd quarter                           35.91              30.91                      .182
                 4th quarter                           37.73              33.18                      .182
1998             1st quarter                           39.09              32.95                      .20
                 2nd quarter                           38.41              35.68                      .20
                 3rd quarter                           37.95              32.50                      .22
                 4th quarter                           33.25              28.25                      .22

         F&M has paid quarterly or annual cash dividends since it was formed. The holders of F&M Common Stock are entitled to receive such dividends as are declared by the board of directors of F&M, which considers (and may change) payment of dividends quarterly. For the first quarter of 1999, F&M has paid a dividend of $.24 per share.

         The ability of F&M to pay dividends is dependent upon the receipt of dividends from the F&M Banks, payment of which is subject to regulatory restrictions. In determining cash dividends, the board of directors of F&M considers the earnings, capital requirements, debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial condition of F&M and the F&M Banks, and other relevant factors. See
Note 14 of Notes to F&M's Consolidated Financial Statements and the discussion under "Management's Discussion and Analysis of Results of Operations and Financial Condition--Financial Condition--Capital Adequacy," incorporated herein by reference, for restrictions on the ability of the F&M Banks to pay dividends.

ITEM 6.        SELECTED FINANCIAL DATA.

         Incorporated by reference to the Selected Financial Data of the Company appearing at page F-45 of this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Incorporated by reference to the Management's Discussion and Analysis of the Company appearing at pages F-46 through F-69 of this report on Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Incorporated by reference to Qualitative and Quantitative Disclosures about Market Risk appearing at pages F-64 through F-66 of this report on Form 10-K.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Incorporated by reference to the financial statements of the Company appearing at pages F-1 through F-44 of this report on Form 10-K, and to Summary Quarterly Financial Information appearing at page F-69 of this report on Form 10-K. Also see the "Index to Financial Statements and Financial Statement Schedules" filed as part of Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information in response to this item is incorporated herein by reference to "Election of Directors", "Executive Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed pursuant to Regulation 14A for its Annual Meeting of Shareholders to be held on or about April 27, 1999 ("1999 Proxy Statement"), and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.       EXECUTIVE COMPENSATION.

         Incorporated by reference to "Election of Directors", "Executive Compensation" (excluding "Compensation Committee Report on Executive Compensation" therein) and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to "Transactions with the Corporation" in the 1999 Proxy Statement.


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

         (b)   REPORTS ON FORM 8-K:

               No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION
                                   Years Ended December 31, 1998, 1997 And 1996

                                                                                                               PAGE
                                                                                                               ----

Independent Auditor's Report............................................................                        F-1

Financial Statements:

         Consolidated Balance Sheets....................................................                        F-2

         Consolidated Statements of Income..............................................                        F-4

         Consolidated Statements of Stockholders' Equity................................                        F-6

         Consolidated Statements of Cash Flows..........................................                        F-8

         Notes to Consolidated Financial Statements.....................................                       F-10

                                                      *  *  *

Selected Financial Data.................................................................                       F-45

Management's Discussion and Analysis....................................................                       F-46

Summary Quarterly Financial Information.................................................                       F-69

                    [WIPFLI ULLRICH BERTELSON LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
F&M Bancorporation, Inc.
Kaukauna, Wisconsin


We have audited the accompanying consolidated balance sheets of F&M Bancorporation, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of F&M Bancorporation, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              /s/ Wipfli Ullrich Bertelson LLP
                                              ----------------------------------
                                              Wipfli Ullrich Bertelson LLP

February 4, 1999
Green Bay, Wisconsin

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                             (Dollars in Thousands)



                                     ASSETS

                                                       1998           1997
                                                       ----           ----

Cash and due from banks                           $    81,865    $    70,006
Federal funds sold                                     77,548         39,222
                                                  -----------    -----------

   Cash and cash equivalents                          159,413        109,228

Investments:
   Interest-bearing deposits in other financial
    institutions                                          196            825
   Investment securities available for sale -
    Stated at fair value                              354,436        292,625
   Investment securities held to maturity -
    Fair value of $168,419 in 1998 and
     $200,321 in 1997                                 160,132        192,184

Total loans                                         1,680,195      1,532,611
   Allowance for credit losses                        (23,291)       (21,099)
                                                  -----------    -----------

Net loans                                           1,656,904      1,511,512

Premises and equipment                                 49,732         43,818
Other assets                                           48,838         41,511
                                                  -----------    -----------








TOTAL ASSETS                                      $ 2,429,651    $ 2,191,703
                                                  ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     1998            1997
                                                                                     ----            ----
Liabilities:
   Non-interest-bearing deposits                                                 $   278,314    $   219,801
   Interest-bearing deposits                                                       1,730,649      1,600,166
                                                                                 -----------    -----------

   Total deposits                                                                  2,008,963      1,819,967

   Short-term borrowings                                                              60,847         74,770
   Other borrowings                                                                   95,234         71,026
   Other liabilities                                                                  25,188         25,007
                                                                                 -----------    -----------

      Total liabilities                                                            2,190,232      1,990,770
                                                                                 -----------    -----------

Commitments and contingent liabilities (Note 17)

Stockholders' equity:
   Common stock - $1 par value:
      Authorized - 50,000,000 shares
      Issued - 15,608,657 and 13,404,043 shares
       at December 31, 1998 and 1997, respectively                                    15,609         13,404
   Capital surplus                                                                   144,922         87,653
   Retained earnings                                                                  77,016         98,472
   Accumulated other comprehensive income                                              3,489          1,796
   Less - Common stock held in treasury, at cost -
    49,415 and 24,020 shares at December 31,
    1998 and 1997, respectively                                                       (1,617)          (392)
                                                                                 -----------    -----------

      Total stockholders' equity                                                     239,419        200,933
                                                                                 -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 2,429,651    $ 2,191,703
                                                                                 ===========    ===========



          See accompanying notes to consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1997, and 1996
                (Dollars in Thousands, Except Earnings Per Share)



                                           1998       1997      1996
                                           ----       ----      ----
Interest income:
   Interest and fees on loans           $149,032   $132,070   $108,778
   Interest on investment securities:
      Taxable                             20,914     20,265     20,230
      Tax-exempt                           9,368      8,488      7,411
   Other interest income                   3,113      2,022      1,942
                                        --------   --------   --------

      Total interest income              182,427    162,845    138,361
                                        --------   --------   --------

Interest expense:
   Deposits                               78,642     72,155     62,389
   Short-term borrowings                   3,802      4,534      2,966
   Other borrowings                        4,795      3,147      1,338
                                        --------   --------   --------

      Total interest expense              87,239     79,836     66,693
                                        --------   --------   --------

Net interest income                       95,188     83,009     71,668
Provision for credit losses                2,438      5,179      3,599
                                        --------   --------   --------

Net interest income after provision
 for credit losses                        92,750     77,830     68,069
                                        --------   --------   --------

Other income:
   Service fees                            6,365      6,114      5,047
   Net security gains                        331        215        216
   Other operating income                 10,128      6,451      4,936
                                        --------   --------   --------

      Total other income                  16,824     12,780     10,199
                                        --------   --------   --------

Other expenses:
   Salaries and employee benefits         33,898     30,121     25,119
   Net occupancy expense                   8,304      7,632      6,213
   Acquisition fees                          -0-      1,895        -0-
   Data processing                         1,890      1,617      1,533
   Goodwill amortization                   1,167        689        524
   Other operating expenses               16,467     14,617     13,015
                                        --------   --------   --------

      Total other expenses                61,726     56,571     46,404
                                        --------   --------   --------

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996
                (Dollars in Thousands, Except Earnings Per Share)



                                         1998        1997        1996
                                         ----       ----         ----
Income before provision for income
 taxes                                 $47,848     $34,039     $31,864
Provision for income taxes              14,351      10,656       9,685
                                       -------     -------     -------

Net income                             $33,497     $23,383     $22,179
                                       =======     =======     =======

Earnings per share - Basic             $  2.15     $  1.59     $  1.61
                                       =======     =======     =======

Earnings per share - Diluted           $  2.15     $  1.58     $  1.61
                                       =======     =======     =======



          See accompanying notes to consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997, and 1996
                             (Dollars in Thousands)





                                                             Common Stock                 Capital
                                                       -------------------------
                                                       Shares             Amount          Surplus
                                                       ------             ------          -------

Balance, January 1, 1996                           $  7,377,812      $     7,377      $    44,019
Pooling of interests - BancSecurity Corporation       3,638,392            3,638            1,325
                                                   ------------      -----------      -----------

Balance, January 1, 1996, as restated                11,016,204           11,015           45,344
Acquisition of Monycor Bancshares, Inc.                 157,563              158              649
Ten percent stock dividend                              637,880              638           15,900
Cash dividends declared
Exercise of stock options                                                                     (31)
Purchase and retirement of common stock                  (7,395)              (7)              (3)
Comprehensive income:
   Net income
   Other comprehensive income
      Total comprehensive income                   ------------      -----------      -----------

Balance, December 31, 1996                           11,804,252           11,804           61,859
Acquisition of East Troy Bancshares, Inc.               439,993              440              494
Acquisition of Green County Bank                        182,967              183            1,617
Acquisition of Clear Lake Bancorp, Inc.                 161,040              161            1,535
Ten percent stock dividend                              821,875              822           22,193
Cash dividends declared
Exercise of stock options                                                                     (42)
Purchase and retirement of common stock                  (6,084)              (6)              (3)
Comprehensive income:
   Net income
   Other comprehensive income
      Total comprehensive income                   ------------      -----------      -----------

Balance, December 31, 1997                           13,404,043           13,404           87,653
Acquisition of Bank of South Wayne                      143,792              144            3,006
Acquisition of Financial Management Services
 of Jefferson, Inc.                                     641,854              642
Ten percent stock dividend                            1,418,968            1,419           54,397
Cash dividends declared
Exercise of stock options                                                                    (134)
Purchase of treasury shares
Comprehensive income:
   Net income
   Other comprehensive income
      Total comprehensive income                   ------------      -----------      -----------

Balance, December 31, 1998                         $ 15,608,657      $    15,609      $   144,922
                                                   ============      ===========      ===========






                             Accumulated Other
         Retained             Comprehensive             Treasury
         Earnings                Income                  Stock               Total
         --------                ------                  -----               -----

      $         60,347    $                 44       $       (824)      $       110,963
                38,862                     355                                   44,180
      ----------------    --------------------       ------------       ---------------

                99,209                     399               (824)              155,143
                   838                                                            1,645
               (16,538)                                                             -0-
                (6,917)                                                          (6,917)
                                                              163                   132
                   (82)                                                             (92)

                22,179                                                           22,179
                                         1,153                                    1,153
                                                                        ---------------
                                                                                 23,332
      ----------------    --------------------       ------------       ---------------

                98,689                   1,552               (661)              173,243
                 6,788                                                            7,722
                 1,437                                                            3,237
                   256                                                            1,952
               (23,015)                                                             -0-
                (8,984)                                                          (8,984)
                                                              269                   227
                   (82)                                                             (91)

                23,383                                                           23,383
                                           244                                      244
                                                                        ---------------
                                                                                 23,627
      ----------------    --------------------       ------------       ---------------

                98,472                   1,796               (392)              200,933
                 1,293                                                            4,443

                12,142                                                           12,784
               (55,816)                                                             -0-
               (12,572)                                                         (12,572)
                                                              638                   504
                                                           (1,863)               (1,863)

                33,497                                                           33,497
                                         1,693                                    1,693
                                                                        ---------------
                                                                                 35,190
      ----------------    --------------------       ------------       ---------------
      $         77,016    $              3,489       $     (1,617)      $       239,419
      ================    ====================       ============       ===============



          See accompanying notes to consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997, and 1996
                             (Dollars in Thousands)




                                                      1998            1997            1996
                                                      ----            ----            ----
Increase (decrease) in cash and cash equivalents:
 Cash flows from operating activities:

  Net income                                        $  33,497      $  23,383      $  22,179
                                                    ---------      ---------      ---------

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Provision for depreciation and net
     amortization                                       4,788          3,366          3,892
    Provision for credit losses                         2,438          5,179          3,599
    Provision (credit) for deferred income
     taxes                                                137           (967)          (976)
    Net security gains                                   (331)          (215)          (216)
    Gain on sale of premises and
     equipment and other real estate                     (465)          (242)            (5)
    Loans originated for sale                        (219,269)       (51,510)       (28,397)
    Proceeds from loan sales                          219,269         51,510         28,397
    Change in other assets                             (1,608)        (2,461)        (2,902)
    Change in other liabilities                        (3,191)         2,835         (1,602)
                                                    ---------      ---------      ---------

      Total adjustments                                 1,768          7,495          1,790
                                                    ---------      ---------      ---------

Net cash provided by operating activities              35,265         30,878         23,969
                                                    ---------      ---------      ---------

Cash flows from investing activities:
  Net (increase) decrease in interest-bearing
   deposits in other financial institutions               629           (215)           447
  Proceeds from sale of securities
   available for sale                                   2,486          8,815          7,945
  Proceeds from maturities of securities:
    Available for sale                                126,037         90,711         83,389
    Held to maturity                                   28,330         20,782         19,067
  Payment for purchases of securities:
    Available for sale                               (131,337)      (126,651)       (59,454)
    Held to maturity                                  (12,311)       (25,485)       (36,162)
  Net increase in loans                               (61,530)      (157,657)      (154,197)
  Capital expenditures                                 (7,473)        (7,933)       (10,550)
  Proceeds from sale of premises and
   equipment and other real estate                      1,602          3,568            602
  Acquisition of stock in subsidiary banks -
   Net of cash received                                 6,302         44,816           (484)
                                                    ---------      ---------      ---------

Net cash used in investing activities                 (47,265)      (149,249)      (149,397)
                                                    ---------      ---------      ---------

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 1998, 1997, and 1996
                             (Dollars in Thousands)




                                                     1998          1997            1996
                                                     ----          ----            ----
   Cash flows from financing activities:
     Net increase in deposits                    $  70,033      $  99,956      $  95,609
     Net increase (decrease) in short-term
      borrowings                                   (14,423)         6,583         34,429
     Proceeds from other borrowings                 51,706        197,979        132,270
     Principal payments on other
      borrowings                                   (31,200)      (155,859)      (132,334)
     Proceeds from exercise of stock options           504            227            132
     Purchase of common stock                       (1,863)           (91)           (92)
     Dividends paid                                (12,572)        (8,812)        (6,755)
                                                 ---------      ---------      ---------

   Net cash provided by financing activities        62,185        139,983        123,259
                                                 ---------      ---------      ---------

Net increase (decrease) in cash and cash
 equivalents                                        50,185         21,612         (2,169)
Cash and cash equivalents at beginning             109,228         87,616         89,785
                                                 ---------      ---------      ---------

Cash and cash equivalents at end                 $ 159,413      $ 109,228      $  87,616
                                                 =========      =========      =========


Supplemental cash flow information:

Cash paid during the year for:
   Interest                                      $  87,606      $  78,996      $  66,808
   Income taxes                                     14,388         12,396         10,880

Noncash investing and financing activities:

Loans transferred to other real estate           $   4,696      $   1,351      $   1,580


See Note 3 for details of noncash consideration paid in acquisitions which occurred in 1998, 1997, and 1996.

          See accompanying notes to consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of F&M Bancorporation, Inc. (the "Company") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. Significant accounting policies are summarized below.

Nature of Operations

F&M Bancorporation, Inc. is a multibank holding company. Its subsidiary banks provide a full range of commercial and retail banking services to customers throughout the Midwest. Through its subsidiary banks, the Company provides to its customers commercial, real estate, agricultural, and consumer loans, as well as a variety of traditional deposit and trust products.

Principles of Consolidation

The consolidated financial statements include the accounts of F&M
Bancorporation, Inc. and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits in correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

The Company's investment securities are classified in two categories and accounted for as follows:

   Securities available for sale - Securities available for sale consist of investment securities not classified as securities held to maturity. These securities are stated at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as accumulated other comprehensive income within stockholders' equity until realized.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

Loan Sales and Servicing Rights

Gains and losses on the sales of loans are determined using the specific-identification method. When servicing is retained, the servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified by rate in the quarter in which the related loans were sold.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

Goodwill

The excess of cost over the net assets of subsidiaries acquired is amortized from the date of acquisition using the straight-line method over periods ranging from 10 to 15 years.

Other Real Estate

Other real estate is carried at the lower of cost or fair value, less estimated sales costs. Other real estate is included with other assets on the consolidated balance sheet. The balances of other real estate and the related expenses were immaterial to the consolidated financial statements.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale which are recognized as a separate component of equity, accumulated other comprehensive income.

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

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred.

Future Accounting Change

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.


NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which was issued in June 1997. In accordance with this statement, the Company reports those items defined as comprehensive income in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 did not have an impact on the Company's financial position or results of operations.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was issued in June 1997. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way operating segments are determined, the products and services provided by the segments, and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The disclosure requirements had no impact on the Company's financial position or results of operations.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which was issued in February 1998. This statement standardizes employers' disclosures regarding pension and other postretirement benefit plans. The statement did not change the measurement or recognition of pensions and other postretirement benefit plans. The statement had no impact on the Company's financial position or results of operations.


NOTE 3 - BUSINESS COMBINATIONS

The Company has consummated the following business combinations (dollars in thousands):

                                                                Consideration
                                                                -------------
                                                                        Shares of
                                                                         Common       Method of
Organization                           Date Consummated     Cash         Stock        Accounting       Goodwill
------------                           ----------------     ----         -----        ----------       --------
BancSecurity Corporation            July 1, 1998                       3,987,404      Pooling
Financial Management
 Services of Jefferson, Inc.        May 28, 1998                         706,039      Pooling
Bank of South Wayne                 February 9, 1998                     158,171      Pooling
Sentry Bancorp, Inc.                January 27, 1998       $   5,365                  Purchase       $    2,834
Citizens National
 Bancorp, Inc.                      August 14, 1997                      635,212      Pooling
Clear Lake Bancorp, Inc.            August 12, 1997                      177,144      Pooling
Wisconsin Ban Corp.                 May 30, 1997                         700,711      Pooling
Green County Bank                   February 27, 1997                    221,390      Pooling
East Troy Bancshares, Inc.          January 10, 1997                     532,392      Pooling
Community State Bank                June 28, 1996                        512,038      Pooling
Bradley Bank                        May 13, 1996               6,595                  Purchase            3,192
Monycor Bancshares, Inc.            February 5, 1996                     209,716      Pooling


All financial information included in the consolidated financial statements and notes thereto have been restated to include the results of BancSecurity Corporation, Citizens National Bancorp, Inc., Wisconsin Ban Corp., and Community State Bank. Prior consolidated financial statements have not been restated for the other pooling transactions as the transactions were not material to the Company's consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

The following summarizes the separate results of operations of the Company and BancSecurity Corporation (through the acquisition date noted above) for the years ended December 31:


                                                          1998                   1997                      1996
                                                          ----                   ----                      ----
                                                          (Dollars in Thousands, Except Earnings Per Share)
 Net interest income:
   F&M Bancorporation, Inc.                          $         85,978       $         64,702       $         53,535
   BancSecurity Corporation                                     9,210                 18,307                 18,133
                                                     ----------------       ----------------       ----------------

     Combined and restated                           $         95,188       $         83,009       $         71,668
                                                     ================       ================       ================

 Net income:
   F&M Bancorporation, Inc.                          $         29,479       $         20,325       $         15,406
   BancSecurity Corporation                                     4,018                  3,058                  6,773
                                                     ----------------       ----------------       ----------------

     Combined and restated                           $         33,497       $         23,383       $         22,179
                                                     ================       ================       ================

 Earnings per share - Basic:
   F&M Bancorporation, Inc.                          $           2.17       $           1.90       $           1.58
                                                     ================       ================       ================
   Combined and restated                             $           2.15       $           1.59       $           1.61
                                                     ================       ================       ================

 Earnings per share - Diluted:
   F&M Bancorporation, Inc.                          $           2.16       $           1.89       $           1.57
                                                     ================       ================       ================
   Combined and restated                             $           2.15       $           1.58       $           1.61
                                                     ================       ================       ================



NOTE 4 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $8,391,000 are restricted at December 31, 1998, to meet the reserve requirements of the Federal Reserve System.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - INVESTMENT SECURITIES

The estimated fair value and amortized cost of investment securities at December 31 are as follows:


                                                                      Gross              Gross
                                                 Estimated         Unrealized         Unrealized           Amortized
                                                Fair Value            Gains             Losses               Cost
                                                ----------            -----             ------               ----
                                                                      (Dollars in Thousands)

1998
Investment securities available for sale:
   U.S. Treasury securities and
    obligations of U.S.
    government corporations and
    agencies                                 $         49,385   $            455    $             8    $         48,938
   Obligations of states and
    political subdivisions                              6,893                 74                                  6,819
   Mortgage-related securities                        247,185              1,795                785             246,175
   Other securities                                    50,973              4,452                176              46,697
                                             ----------------   ----------------    ---------------    ----------------

   Total investment securities
    available for sale                       $        354,436   $          6,776    $           969    $        348,629
                                             ================   ================    ===============    ================

Investment securities held
 to maturity - Obligations of
 states and political subdivisions           $        168,419   $          8,291    $             4    $        160,132
                                             ================   ================    ===============    ================

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

                                                                      Gross              Gross
                                                 Estimated         Unrealized         Unrealized           Amortized
                                                Fair Value            Gains             Losses               Cost
                                                ----------            -----             ------               ----
                                                                     (Dollars in Thousands)

1997
Investment securities available for sale:
   U.S. Treasury securities and
    obligations of U.S.
    government corporations and
    agencies                                 $         87,723   $            188    $            65    $         87,600
   Obligations of states and
    political subdivisions                             12,608                 35                 22              12,595
   Mortgage-related securities                        155,980                794                828             156,014
   Other securities                                    36,314              2,793                 30              33,551
                                             ----------------   ----------------    ---------------    ----------------

   Total investment securities
    available for sale                       $        292,625   $          3,810    $           945    $        289,760
                                             ================   ================    ===============    ================

Investment securities held to maturity:
   U.S. Treasury securities and
    obligations of U.S.
    government corporations and
    agencies                                 $          2,094   $             11    $                  $          2,083
   Obligations of states and
    political subdivisions                            162,423              6,776                  9             155,656
   Mortgage-related securities                         35,804              1,392                 33              34,445
                                             ----------------   ----------------    ---------------    ----------------

   Total investment securities
    held to maturity                         $        200,321   $          8,179    $            42    $        192,184
                                             ================   ================    ===============    ================


Fair values of securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

The estimated fair value and amortized cost of investment securities (available for sale and held to maturity) at December 31, 1998, by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                             Securities Available for Sale        Securities Held to Maturity
                                             -----------------------------        ---------------------------
                                             Estimated          Amortized       Estimated              Amortized
                                            Fair Value            Cost          Fair Value               Cost
                                            ----------            ----          ----------               ----
                                                                 (Dollars in Thousands)

   Due in three months or less           $         21,406   $         21,436    $           905    $            902
   Due after three months through
    one year                                       15,639             15,535             15,949              15,813
   Due after one year through
    five years                                     36,651             32,104             45,550              43,581
   Due after five years through
    ten years                                      12,440             12,480             65,675              62,035
   Due after ten years                             21,115             20,899             40,340              37,801
                                         ----------------   ----------------    ---------------    ----------------

                                                  107,251            102,454            168,419             160,132

   Mortgage-related securities                    247,185            246,175
                                         ----------------   ----------------    ---------------    ----------------

   Total                                 $        354,436   $        348,629    $       168,419    $        160,132
                                         ================   ================    ===============    ================


Following is a summary of the proceeds from sales of investment securities available for sale as well as gross gains and losses for the years ended December 31:

                                                           1998                   1997                   1996
                                                           ----                   ----                   ----
                                                                            (Dollars in Thousands)
   Proceeds from sales of investment
    securities                                       $          2,486       $          8,815       $          7,945
   Gross gains on sales                                           354                    228                    308
   Gross losses on sales                                           23                     13                     92


The estimated fair value and amortized cost of investment securities pledged to secure public deposits, short-term borrowings, and for other purposes required by law were $101,836,000 and $101,927,000, respectively, as of December 31, 1998.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

The obligations of states and political subdivisions are generally purchased with the intent to hold to maturity. A significant portion of these securities are rated by Moody's with ratings ranging from A to AAA. For those securities not rated, market values are obtained from brokerage services utilized by the Company. At December 31, 1998, the total carrying value of nonrated obligations of states and political subdivisions was $54,020,000.


NOTE 6 - LOANS

The composition of loans at December 31 follows:


                                                                                  1998                   1997
                                                                                  ----                   ----
                                                                                   (Dollars in Thousands)

   Commercial, industrial, and financial                                    $        384,205       $        299,316
   Agricultural                                                                      121,477                103,082
   Real estate:
      Construction                                                                    59,899                 42,486
      Mortgage                                                                       987,122                966,814
   Installment                                                                       127,492                120,913
                                                                            ----------------       ----------------

   Total loans                                                              $      1,680,195      $       1,532,611
                                                                            ================      =================


The aggregate amount of nonperforming loans was $15,024,000 and $17,810,000 at December 31, 1998 and 1997, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, those loans on a nonaccrual status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the years ended December 31, 1998, 1997, and 1996.

The recorded investment in loans considered to be impaired was $7,639,000 and $10,968,000 of which $3,747,000 and $9,420,000 was on a nonaccrual basis at December 31, 1998 and 1997, respectively. The related allowance for credit losses on impaired loans was $2,305,000 and $2,733,000 as of December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans was $9,623,000 and $13,345,000 during 1998 and 1997, respectively. The interest income recognized on an accrual basis and the interest income received on a cash basis on impaired loans was not material to the consolidated financial statements for the years ended December 31, 1998, 1997, and 1996.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 - LOANS (CONTINUED)

The subsidiary banks in the ordinary course of banking business grant loans to the Company's executive officers and directors including their families and firms in which they are principal owners. Substantially all loans to executive officers and directors were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. Activity in such loans during 1998 is summarized below:


                                                                            (Dollars in Thousands)

   Loans outstanding, January 1, 1998                                       $         24,879
   New loans                                                                          25,288
   Repayment                                                                         (21,766)
                                                                            ----------------

   Loans outstanding, December 31, 1998                                     $         28,401
                                                                            ================


An analysis of the allowance for credit losses for the years ended December 31 follows:

                                                           1998                   1997                   1996
                                                           ----                   ----                   ----
                                                                            (Dollars in Thousands)

   Balance, January 1                                $         21,099       $         16,863       $         14,726
   Provision for credit losses                                  2,438                  5,179                  3,599
   Allowance for credit losses of banks
    acquired at date of acquisition                             1,745                  1,329                    587
   Recoveries on loans                                            425                    623                    437
   Loans charged off                                           (2,416)                (2,895)                (2,486)
                                                     ----------------       ----------------       ----------------

   Balance, December 31                              $         23,291       $         21,099       $         16,863
                                                     ================       ================       ================


The consolidated financial statements do not include loans serviced for others, which totaled $285,740,000 and $134,491,000 at December 31, 1998 and 1997,
respectively. A mortgage servicing rights asset is generated on loans originated and subsequently sold. The balance of mortgage servicing rights is included with other assets on the consolidated balance sheets and is immaterial to the consolidated balance sheets as of December 31, 1998 and 1997. There was no impairment of mortgage servicing rights, and the carrying value of mortgage servicing rights approximates the fair market value at December 31, 1998 and 1997.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - PREMISES AND EQUIPMENT

An analysis of premises and equipment at December 31 follows:


                                                      1998        1997
                                                      ----        ----
                                                    (Dollars in Thousands)


Land                                                 $ 6,717     $ 6,212
Buildings and improvements                            45,305      41,869
Furniture and equipment                               29,664      24,890
Construction in progress                               2,280         211
                                                     -------     -------

Totals                                                83,966      73,182
Less - Accumulated depreciation and amortization      34,234      29,364
                                                     -------     -------

Net book value                                       $49,732     $43,818
                                                     =======     =======


Depreciation and amortization of premises and equipment charged to operating expenses amounted to $3,868,000 in 1998, $3,585,000 in 1997, and $2,856,000 in
1996.


NOTE 8 - DEPOSITS

The distribution of deposits at December 31 is as follows:

                                                       1998          1997
                                                       ----          ----
                                                     (Dollars in Thousands)

Non-interest-bearing demand deposits                 $  278,314  $  219,801
Interest-bearing demand deposits                        172,438     151,895
Savings deposits                                        244,964     175,528
Money market deposits                                   418,530     381,223
Time deposits                                           894,717     891,520
                                                     ----------  ----------

Total deposits                                       $2,008,963  $1,819,967
                                                     ==========  ==========


Time deposits of $100,000 or more were $168,148,000 and $182,967,000 at December 31, 1998 and 1997, respectively. Interest expense on time deposits of $100,000 or more was $12,309,000, $9,388,000, and $7,262,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - SHORT-TERM BORROWINGS

The short-term borrowings of $60,847,000 and $74,770,000 at December 31, 1998 and 1997, respectively, consisted of federal funds purchased and securities sold under repurchase agreements.

The following information relates to federal funds purchased and securities sold under repurchase agreements for the years ended December 31:


                                                             1998                1997               1996
                                                             ----                ----               ----
                                                                      (Dollars in Thousands)

   As of year-end - Weighted average rate                     4.84%               6.62%             6.37%
   For the year:
      Highest month-end balance                      $      73,744       $     105,205       $    70,990
      Daily average balance                                 72,233              80,773            56,499
      Weighted average rate                                   5.26%               5.61%             5.25%

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 10 - OTHER BORROWINGS

Other borrowings at December 31 consist of the following:



                                                                                  1998                   1997
                                                                                  ----                   ----
                                                                                   (Dollars in Thousands)

   Federal Home Loan Bank advances (a)                                      $         95,234       $         70,629
   Notes payable to individuals (b)                                                                             397
                                                                            ----------------       ----------------

   Totals                                                                   $         95,234       $         71,026
                                                                            ================       ================



(a) As members of the Federal Home Loan Bank (FHLB) system, individual bank subsidiaries may utilize various borrowing alternatives, secured by pledges of mortgage loans (totaling $425,841,000) and FHLB stock. At December 31, 1998, the subsidiaries' outstanding advances had original maturities ranging from three months to fifteen years and fixed and adjustable rates ranging from 4.75% to 7.73%. Interest is payable monthly.

(b) Unsecured notes payable with original maturities in excess of five years and rates ranging from 7.0% to 8.0%.

The scheduled principal maturities of other borrowings at December 31, 1998, are summarized as follows:

                                                  (Dollars in Thousands)

            1999                                     $          1,229
            2000                                               18,200
            2001                                                  200
            2002                                               13,900
            2003                                                2,500
            Thereafter                                         59,205
                                                     ----------------

                                                     $         95,234
                                                     ================

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - INCOME TAXES

The components of the provision for income taxes are as follows for the years ended December 31:


                                       1998           1997          1996
                                       ----           ----          ----
                                             (Dollars in Thousands)
Current tax expense:
   Federal                           $ 12,005      $  9,506      $  8,766
   State                                2,209         2,117         1,895
                                     --------      --------      --------

Total current                          14,214        11,623        10,661
                                     --------      --------      --------

Deferred tax provision (credit)           201          (965)         (992)
                                     --------      --------      --------

Subtotals                              14,415        10,658         9,669
Change in valuation allowance             (64)           (2)           16
                                     --------      --------      --------

Total provision for income taxes     $ 14,351      $ 10,656      $  9,685
                                     ========      ========      ========

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - INCOME TAXES (CONTINUED)

As of December 31, 1998 and 1997, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of deferred tax assets and deferred tax liabilities are as follows:


                                                                                  1998                   1997
                                                                                  ----                   ----
                                                                                   (Dollars in Thousands)
   Deferred tax assets:
      Allowance for credit losses                                           $          8,676       $          7,177
      Deferred compensation                                                              533                    223
      Net operating losses                                                               955                  1,183
      Pension                                                                            146                    233
      Other                                                                              858                    726
                                                                            ----------------       ----------------

                                                                                      11,168                  9,542
      Valuation allowance                                                               (800)                  (864)
                                                                            ----------------       ----------------

      Deferred tax assets                                                             10,368                  8,678
                                                                            ----------------       ----------------

   Deferred tax liabilities:
      Depreciation                                                                    (1,823)                (1,829)
      Mortgage servicing rights                                                       (1,033)                  (249)
      Other                                                                             (587)                  (191)
      Unrealized gain on securities available for sale                                (2,316)                (1,069)
                                                                            ----------------       ----------------

      Deferred tax liabilities                                                        (5,759)                (3,338)
                                                                            ----------------       ----------------

   Net deferred tax assets                                                  $          4,609       $          5,340
                                                                            ================       ================


The change in net deferred assets in 1998 includes $653,000 related to acquisitions.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - INCOME TAXES (CONTINUED)

The Company and one of its subsidiaries have separate Wisconsin net operating loss carryforwards totaling $15,350,000 at December 31, 1998. These net operating loss carryforwards begin to expire in 1999. Since the Company and these subsidiaries are required to file separate returns for Wisconsin and they are not expected to generate taxable income, no tax benefit from these losses is anticipated. The valuation allowance represents the benefit of these losses, which is not expected to be realized.

Two subsidiaries have Wisconsin net operating loss carryforwards of $2,960,000. These carryforwards occurred prior to the acquisition of these subsidiaries and, therefore, can only be used to offset future taxable income of these subsidiaries. The carryforwards begin to expire in 2006. Based on the annual usage limitations, it is expected these net operating losses will be utilized.

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:


                                    1998                         1997                     1996
                           ----------------------       -----------------------   ---------------------
                                            % of                       % of                    % of
                                           Pretax                     Pretax                  Pretax
                          Amount           Income           Amount    Income        Amount    Income
                          ------           ------           ------    ------        ------    ------
                                                          (Dollars in Thousands)
Tax expense at
 statutory rate          $ 16,268           34.0         $ 11,573      34.0       $ 10,834      34.0
Increase (decrease)
 in taxes resulting
 from:
   Tax-exempt interest     (3,137)          (6.6)          (2,925)     (8.6)        (2,518)     (7.9)
   State income taxes       1,423            3.0            1,266       3.7          1,133       3.6
   Goodwill
    amortization              259            0.5              195       0.6            178       0.6
   Other                     (462)          (0.9)             547       1.6             58       0.1
                         --------           ----         --------      ----       --------      ----

Provision for income
 taxes                   $ 14,351           30.0         $ 10,656      31.3       $  9,685      30.4
                         ========           ====         ========      ====       ========      ====

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - RETIREMENT PLANS

The Company sponsors a defined contribution 401(k) retirement savings plan covering substantially all employees. Employees are allowed to make voluntary contributions to the plan. The Company makes a matching contribution which is based on the Company's return on equity. The Company may also make a discretionary profit-sharing contribution.

F&M Bank - Lakeland continues to maintain an Employee Stock Ownership Plan
(ESOP), which was established prior to the Company's acquisition of this bank. The assets of this plan, which include 184,741 shares of the Company stock, remain frozen and have not been transferred into the Company's 401(k) retirement savings plan as of December 31, 1998.

BancSecurity Corporation, F&M Bank - Jefferson, and F&M Bank - Cannon Valley sponsor defined contribution 401(k) retirement savings plans which cover substantially all of their respective employees. The contributions to these plans for 1998 were made in accordance with the terms of the individual plans. It is expected that the assets of these plans will be transferred into the Company's plan during 1999.

Retirement plan contribution expense charged to operations for all plans (excluding the defined benefit pension plans discussed below) totaled $1,792,000, $1,452,000, and $1,149,000 for 1998, 1997, and 1996, respectively.

F&M Bank - Waushara County and BancSecurity Corporation sponsored defined benefit plans covering substantially all employees prior to the respective acquisitions by the Company. Subsequent to the acquisitions, plan participants do not accrue any additional benefit for service. The funding policy is to make contributions on an annual basis to the extent allowed for tax purposes. Details regarding the defined benefit pension plans obligations and related benefit costs are outlined in the tables below.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - RETIREMENT PLANS (CONTINUED)

The following tables provide a reconciliation of changes in the defined benefit pension plan's obligations and the fair value of assets for the years ended December 31, 1998 and 1997:

                                           F&M Bank - Waushara County  BancSecurity Corporation
                                           --------------------------  ------------------------
                                              1998           1997           1998        1997
                                              ----           ----           ----        ----
                                                             (Dollars in Thousands)
Reconciliation of benefit
 obligations:
   Obligation at January 1                  $(2,109)       $(2,227)       $(6,754)   $(5,868)
   Service cost                                (354)          (330)
   Interest cost                               (126)          (126)          (509)      (434)
   Benefit payments                             251            247            234        172
   Actuarial gain (loss)                        (64)            (3)           459       (294)
                                            -------        -------        -------    -------

Obligation at December 31                   $(2,048)       $(2,109)       $(6,924)   $(6,754)
                                            =======        =======        =======    =======

Reconciliation of fair value plan assets:
   Fair value of plan assets at
    January 1                               $ 1,398        $ 1,464        $ 6,629    $ 6,285
   Return on plan assets, net of
    administrative expenses                      67             82            505        516
   Employer contributions                       116             99
   Benefit payments                            (251)          (247)          (234)      (172)
                                            -------        -------        -------    -------

Fair value of plan assets
 at December 31                             $ 1,330        $ 1,398        $ 6,900    $ 6,629
                                            =======        =======        =======    =======

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - RETIREMENT PLANS (CONTINUED)

The following table provides the components of net periodic benefit cost of the plans for the years ended December 31, 1998, 1997, and 1996:

                                       F&M Bank - Waushara County                BancSecurity Corporation
                                   ----------------------------------       ---------------------------------
                                      1998        1997        1996          1998         1997          1996
                                      ----        ----        ----          ----         ----          ----
                                                              (Dollars in Thousands)
Service cost                       $          $           $               $     354   $     330   $     305
Interest cost                           126         126         128             509         434         391
Return on plan assets                   (67)        (82)        (90)           (505)       (516)       (443)
Net amortization and
 deferral                               (42)        (21)        (12)            (31)        (15)        (35)
                                   --------   ---------   ---------       ---------   ---------   ---------

Net periodic pension cost          $     17   $      23   $      26       $     327   $     233   $     218
                                   ========   =========   =========       =========   =========   =========


The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                               F&M Bank - Waushara County              BancSecurity Corporation
                                               --------------------------              ------------------------
                                           1998          1997           1996         1998         1997       1996
                                           ----          ----           ----         ----         ----       ----

Discount rate                              6.0%          6.0%           6.0%         5.9%        7.3%        7.5%
Expected return on plan assets             7.5%          7.5%           7.5%         8.5%        8.5%        8.5%
Rate of compensation increases             0.0%          0.0%           0.0%         0.0%        5.5%        5.5%

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income and accumulated other comprehensive income are shown in the consolidated statements of stockholders' equity. The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income:



                                                           1998              1997              1996
                                                           ----              ----              ----
                                                                            (Dollars in Thousands)
   Accumulated other comprehensive
    income at beginning                              $      1,796       $      1,552       $        399
                                                     ------------       ------------       ------------


   Activity:
      Unrealized gain on securities
       available for sale                                   3,185                637              2,158
      Tax impact                                           (1,274)              (255)              (863)
                                                     ------------       ------------       ------------

      Net unrealized gain on securities
       available for sale                                   1,911                382              1,295
                                                     ------------       ------------       ------------

      Reclassification adjustment for
       realized gains on securities
       available for sale                                    (331)              (215)              (216)
      Tax impact                                              113                 77                 74
                                                     ------------       ------------       ------------

      Net reclassification adjustment                        (218)              (138)              (142)
                                                     ------------       ------------       ------------

      Net change in accumulated other
       comprehensive income                                 1,693                244              1,153
                                                     ------------       ------------       ------------

   Accumulated other comprehensive
    income at end                                    $      3,489       $      1,796       $      1,552
                                                     ============       ============       ============

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 14 - STOCKHOLDERS' EQUITY

Earnings per share are based upon the weighted average number of shares outstanding, restated to reflect the 10% stock dividends paid to stockholders on September 1, 1998, June 9, 1997, and June 10, 1996. The following shows the computation of the basic and diluted earnings per share for the years ended December 31:




                                                                           Weighted
                                                                            Average
                                                                           Number of       Earnings Per
                                                      Net Income            Shares            Share
                                                      ----------            ------            -----
                                                      (In Thousands)
1998
Earnings per share - Basic                           $    33,497          15,578,621       $     2.15
                                                                                           ==========
Effect of stock options - Net                                                 32,963
                                                     -----------       -------------

Earnings per share - Diluted                         $    33,497          15,611,584       $     2.15
                                                     ===========       =============       ==========

1997
Earnings per share - Basic                           $    23,383          14,707,409       $     1.59
                                                                                           ==========
Effect of stock options - Net                                                 52,828
                                                     -----------       -------------

Earnings per share - Diluted                         $    23,383          14,760,237       $     1.58
                                                     ===========       =============       ==========

1996
Earnings per share - Basic                           $    22,179          13,766,973       $     1.61
                                                                                           ==========
Effect of stock options - Net                                                 33,008
                                                     -----------       -------------

Earnings per share - Diluted                         $    22,179          13,799,981       $     1.61
                                                     ===========       =============       ==========


On September 1, 1998, the Company issued 1,418,968 shares of common stock as a 10% stock dividend. These shares had a value of $55,816,000 at the date of issuance. All references to the number of shares of common stock in the footnotes have been restated for the stock dividends; however, on the consolidated financial statements, these shares are recognized as having been issued in 1998.

On June 9, 1997, the Company issued 821,875 shares of common stock as a 10% stock dividend. These shares had a value of $23,015,000 at the date of issuance. All references to the number of shares of common stock in the footnotes have been restated for the stock dividend; however, on the consolidated financial statements, these shares are recognized as having been issued in 1997.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

On June 10, 1996, the Company issued 637,880 shares of common stock as a 10% stock dividend. These shares had a value of $16,538,000 at the date of issuance. All references to the number of shares of common stock in the footnotes have been restated for the stock dividend; however, on the consolidated financial statements, these shares are recognized as having been issued in 1996.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notifications from the supervisory agencies categorized all of the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10.0%, 6.0%, and 5.0%, respectively. There are no conditions or events since those notifications that management believes have changed the subsidiary banks' categories.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

The Company's consolidated actual and minimum regulatory capital amounts (in thousands) and ratios, as of December 31, are presented in the following table:


                                                                             1998
                                                       ------------------------------------------------
                                                                                       For Capital
                                                                 Actual             Adequacy Purposes
                                                       ------------------------ -----------------------
                                                          Amount       Ratio       Amount       Ratio
                                                          ------       -----       ------       -----
Total capital (to risk-weighted assets)                $  247,079      13.21%   > $  149,605    > 8.0%
                                                                                -               -
Tier I capital (to risk-weighted assets)               $  223,788      11.97%   > $   74,802    > 4.0%
                                                                                -               -
Tier I capital (to average assets)                     $  223,788       9.45%   > $   94,719    > 4.0%
                                                                                -               -



                                                                             1997
                                                       ------------------------------------------------
                                                                                      For Capital
                                                                 Actual            Adequacy Purposes
                                                       ------------------------ -----------------------
                                                          Amount        Ratio      Amount       Ratio
                                                          ------        -----      ------       -----
Total capital (to risk-weighted assets)                $  208,746      13.49%   > $  123,751    > 8.0%
                                                                                -               -
Tier I capital (to risk-weighted assets)               $  189,388      12.24%   > $   61,875    > 4.0%
                                                                                -               -
Tier I capital (to average assets)                     $  189,388       8.81%   > $   86,013    > 4.0%
                                                                                -               -


Banking subsidiaries are restricted by banking regulations from making dividend distributions above prescribed amounts. At December 31, 1998, the Company's subsidiaries could have paid $44,813,000 of additional dividends to the Company without prior regulatory approval.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - STOCK OPTION PLANS

The Company sponsors two stock option plans, one for officers and employees (the "Executive Plan") and one for nonemployee directors (the "Directors' Plan"). Options under the Executive Plan are granted at the discretion of the stock option committee of the Company's Board of Directors. Options under the Directors' Plan are granted automatically each year at a date and in an amount specified in the Directors' Plan. Under both plans, options to purchase shares of the Company's common stock are granted at a price equal to the market price of the stock at the date of grant. A total of 199,650 shares were made available for grant under these plans.

The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the years ended December 31:

                                                           1998              1997            1996
                                                           ----              ----            ----

   Dividend yield                                         2.00%             2.00%           2.76%
   Risk-free interest rate                                4.85%             5.46%           5.13%
   Weighted average expected life (years)                  4.5               4.4             4.3
   Expected volatility                                   35.10%            37.20%          23.44%


The weighted average fair value of options granted as of their grant date, using the assumptions shown above, was computed at $6.65, $5.22, and $2.46 per share for options granted in 1998, 1997, and 1996, respectively.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - STOCK OPTION PLANS (CONTINUED)

No compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced as follows:

                                                          1998               1997                1996
                                                          ----               ----                ----
                                                       (Dollars in Thousands, Except Earnings Per Share)
   Net income:

      As reported                                    $      33,497       $      23,383       $      22,179
                                                     =============       =============       =============

      Pro forma                                      $      33,376       $      23,296       $      22,145
                                                     =============       =============       =============

   Earnings per share - Basic:

      As reported                                    $        2.15       $        1.59       $        1.61
                                                     =============       =============       =============

      Pro forma                                      $        2.14       $        1.58       $        1.61
                                                     =============       =============       =============

   Earnings per share - Diluted:

      As reported                                    $        2.15       $        1.58       $        1.61
                                                     =============       =============       =============

      Pro forma                                      $        2.14       $        1.58       $        1.60
                                                     =============       =============       =============


Following is a summary of stock option transactions for the years ended December 31:


                                                                     Number of Options
                                                     ------------------------------------------------
                                                           1998            1997               1996
                                                           ----            ----               ----

Outstanding at beginning of year                          95,300            82,280            58,219
Granted during the year                                   33,561            26,990            29,761
Exercised during the year (at prices
 ranging from $15.03 to $24.90 per share)                (30,034)          (13,970)           (5,700)
Canceled during the year                                  (2,981)
                                                     -----------       -----------       -----------

Outstanding at end of year                                95,846            95,300            82,280
                                                     ===========       ===========       ===========

Weighted average exercise price per share
 granted during the year                             $     36.07       $     24.53       $     19.74
                                                     ===========       ===========       ===========

Available for grant at end of year                        49,600            80,180           107,170
                                                     ===========       ===========       ===========


Options granted under these plans expire ten years after the grant date.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - STOCK OPTION PLANS (CONTINUED)

Following is a summary of the options outstanding at December 31, 1998:

                                                                         Weighted
                                                                         Average            Weighted
                                                                        Remaining            Average
                                Exercise                               Contractual          Exercise
                               Price Range              Number         Life - Years           Price
                            ------------------       -----------       ------------        -----------

                            $15.03 to $16.15              29,728               5.7         $     15.61
                            $19.68 to $19.91              16,979               7.1               19.75
                            $24.38 to $24.90              18,559               8.1               24.57
                            $35.85 to $36.76              30,580               9.1               36.05
                                                     -----------       -----------         -----------

   Totals                                                 95,846               7.5         $     24.60
                                                     ===========       ===========         ===========


All options outstanding at December 31, 1998, were exercisable.

In connection with an acquisition in 1994, an unexercised option under a separate stock option plan was converted into an option for 16,524 shares of the Company's common stock with an exercise price of $7.02 per share. During 1998, 1997, and 1996, the option was exercised for 3,000, 1,500, and 2,000 shares, respectively. The option remains outstanding for 4,724 shares as of December 31, 1998. The option expires December 15, 2002.


NOTE 16 - SEGMENT INFORMATION

F&M Bancorporation, Inc., through a branch network of its subsidiary Banks, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in Wisconsin and Iowa. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning.

While the Company's chief decision makers monitor the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 17 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31, 1998 and 1997, are as follows:

                                                          1998              1997
                                                          ----              ----
                                                            (Dollars in Thousands)

   Commitments to extend credit                      $     238,778       $     151,629
   Standby letters of credit                                 6,293               2,291
   Credit card commitments                                  43,351              35,620
                                                     -------------       -------------

                                                     $     288,422       $     189,540
                                                     =============       =============


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

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 17 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Concentration of Credit Risk

The Company's subsidiary banks grant residential, commercial, agricultural, and consumer loans in the Midwest. Due to the diversity of locations, the ability of debtors to honor their contracts is not tied to any particular economic sector.


NOTE 18 - PENDING ACQUISITIONS

On July 21, 1998, the Company signed a Plan and Agreement of Merger and Reorganization to acquire 100% of the outstanding shares of CBE, Inc. in exchange for company stock. CBE, Inc. owns 100% of Community Bank of Elkhorn. This transaction is subject to regulatory and stockholder approval. The transaction is expected to be completed in the second quarter of 1999.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   The methodology in determining fair value of nonaccrual loans is to average them into the blended interest rate at 0% interest. This has the effect of decreasing the carrying amount below the risk- free rate amount and therefore discounts the estimated fair value.

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

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents information for financial instruments at December
31:


                                                1998                                        1997
                              -----------------------------------------     ----------------------------------------
                                  Carrying               Estimated              Carrying               Estimated
                                   Amount               Fair Value               Amount               Fair Value
                                  --------              ----------              --------              ----------
                                                            (Dollars in Thousands)
Financial assets:
   Cash and cash
    equivalents               $         159,413      $         159,413      $          109,228     $         109,228
   Investment securities                514,764                523,051                 485,634               493,771
   Net loans                          1,656,904              1,728,392               1,511,512             1,554,105
                              -----------------      -----------------      ------------------     -----------------

Total financial assets        $       2,331,081      $       2,410,856      $        2,106,374     $       2,157,104
                              =================      =================      ==================     =================

Financial liabilities:
   Deposits                   $       2,008,963      $       2,010,827      $        1,819,967     $       1,819,145
   Short-term and other
    borrowings                          156,081                159,711                 145,796               145,749
                              -----------------      -----------------      ------------------     -----------------

Total financial
   liabilities                $       2,165,044      $       2,170,538      $        1,965,763     $       1,964,894
                              =================      =================      ==================     =================


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

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                             (Dollars in Thousands)

                                     ASSETS

                                                                                  1998                   1997
                                                                                  ----                   ----

Cash and cash equivalents                                                   $         11,118       $          7,088
Investments                                                                              642                  3,312
Investment in subsidiaries                                                           234,488                191,608
Loans                                                                                  1,723                    957
Premises and equipment - Net                                                           2,005                  1,393
Other assets                                                                             133                  1,912
                                                                            ----------------       ----------------


TOTAL ASSETS                                                                $        250,109       $        206,270
                                                                            ================       ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accrued expenses                                                         $            690       $          5,108
   Other borrowings                                                                   10,000                    229
                                                                            ----------------       ----------------

   Total liabilities                                                                  10,690                  5,337

Total stockholders' equity                                                           239,419                200,933
                                                                            ----------------       ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $        250,109       $        206,270
                                                                            ================       ================

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                              STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1997, and 1996
                             (Dollars in Thousands)


                                                           1998                   1997                   1996
                                                           ----                   ----                   ----


Income:
   Dividends received from subsidiaries              $          7,825       $          9,585       $         12,302
   Interest and dividends                                         443                    524                    118
   Data processing fees                                         1,713                  1,606                  1,463
   Management and service fees                                  3,775                  2,654                  2,067
   Gains on sale of securities                                    249                     81                    183
                                                     ----------------       ----------------       ----------------

      Total income                                             14,005                 14,450                 16,133
                                                     ----------------       ----------------       ----------------

Expenses:
   Salaries and benefits                                        2,279                  1,968                  1,807
   Interest                                                        12                    141                    297
   Other                                                        3,022                  4,656                  2,867
                                                     ----------------       ----------------       ----------------

      Total expenses                                            5,313                  6,765                  4,971
                                                     ----------------       ----------------       ----------------

Income before provision (credit) for income
 taxes and equity in undistributed net
 income of subsidiaries                                         8,692                  7,685                 11,162
Provision (credit) for income taxes                               310                     89                   (380)
                                                     ----------------       ----------------       ----------------

Income before equity in undistributed
 net income of subsidiaries                                     8,382                  7,596                 11,542
Equity in undistributed net income of
 subsidiaries                                                  25,115                 15,787                 10,637
                                                     ----------------       ----------------       ----------------

Net income                                           $         33,497       $         23,383       $         22,179
                                                     ================       ================       ================

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997, and 1996
                             (Dollars in Thousands)

                                                          1998                1997               1996
                                                          ----                ----               ----
Increase (decrease) in cash and cash equivalents:
   Cash flows from operating activities:

      Net income                                     $      33,497       $      23,383       $      22,179
                                                     -------------       -------------       -------------

      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Gain on sale of investments
          available for sale                                  (249)                (81)               (183)
         Provision for depreciation and
          amortization                                         247                 223                 245
         Equity in undistributed net income
          of subsidiaries                                  (25,115)            (15,787)            (10,637)
         Change in other assets                              1,523               3,106                 (90)
         Change in accrued expenses                            158               1,172                 438
                                                     -------------       -------------       -------------

            Total adjustments                              (23,436)            (11,367)            (10,227)
                                                     -------------       -------------       -------------

   Net cash provided by operating
    activities                                              10,061              12,016              11,952
                                                     -------------       -------------       -------------

   Cash flows from investing activities:
      Capital contributed to subsidiaries                                       (2,000)
      Purchase of stock in subsidiary banks                                                            (48)
      Payment for purchase of securities
       available for sale                                   (1,676)                                   (726)
      Proceeds from sales and maturities of
       investment securities available for sale              1,406                 337                 726
      Net (increase) decrease in loans                        (766)               (493)                 68
      Capital expenditures                                    (835)                (41)               (214)
      Decrease in interest-bearing deposits                                        407                 331
                                                     -------------       -------------       -------------

   Net cash provided by (used in) investing
    activities                                              (1,871)             (1,790)                137
                                                     -------------       -------------       -------------

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 1998, 1997, and 1996
                             (Dollars in Thousands)


                                                           1998                   1997                   1996
                                                           ----                   ----                   ----
   Cash flows from financing activities:
      Proceeds from exercise of
       stock options                                 $            504       $            227       $            132
      Proceeds from other borrowings                           10,000                                           119
      Principal payments on other
       borrowings                                                (229)                (2,811)                   (33)
      Purchase of shares of treasury
       common stock                                            (1,863)                   (91)                   (92)
      Dividends paid                                          (12,572)                (8,812)                (6,755)
                                                     ----------------       ----------------       ----------------

   Net cash used in financing activities                       (4,160)               (11,487)                (6,629)
                                                     ----------------       ----------------       ----------------

Net increase (decrease) in cash and
 cash equivalents                                               4,030                 (1,261)                 5,460
Cash and cash equivalents at beginning                          7,088                  8,349                  2,889
                                                     ----------------       ----------------       ----------------

Cash and cash equivalents at end                     $         11,118       $          7,088       $          8,349
                                                     ================       ================       ================


Supplemental cash flow information:

Cash received during the year for
 income taxes                                        $         10,591       $          7,800       $          6,144
Cash paid during the year for:
   Interest                                                        12                    171                    226
   Income taxes                                                12,147                  7,661                  5,800

SELECTED CONSOLIDATED FINANCIAL DATA


The following table presents selected consolidated financial data of F&M Bancorporation, Inc. (the "Company" or "F&M") and its subsidiaries for the five years ended December 31, 1998. This information and the following discussion and analysis should be read in conjunction with other financial information presented elsewhere in this report. See Note (1) below regarding accounting for business combinations.

                                                                    Years ended December 31,
                                             --------------------------------------------------------------------
                                               1998          1997           1996           1995          1994
                                             ----------    ----------     ----------     ----------    ----------
                                                        (dollars in thousands, except per share data)
Summary of Operations (1)
 Interest income                             $  182,427    $  162,845     $  138,361     $  125,397    $  106,379
 Interest expense                                87,239        79,836         66,693         60,209        45,245
                                             ----------    ----------     ----------     ----------    ----------
 Net interest income                             95,188        83,009         71,668         65,188        61,134
 Provision for loan losses                        2,438         5,179          3,599          2,806         2,268
 Non-interest income                             16,824        12,780         10,199          8,760         7,859
 Net income                                      33,497        23,383         22,179         19,892        15,868
 Net income applicable to
  common stock                                   33,497        23,383         22,179         19,892        15,846
Period end balance sheet data
 Total assets                                 2,429,651     2,191,703      1,867,542      1,660,344     1,533,005
 Net loans                                    1,656,904     1,511,512      1,272,036      1,079,101     1,003,751
 Total deposits                               2,008,963     1,819,967      1,577,282      1,421,965     1,316,921
 Short-term borrowings                           60,847        74,770         67,988         32,371        39,873
 Other borrowings                                95,234        71,026         27,906         28,697        29,291
 Stockholders' equity                           239,419       200,933        173,243        155,143       135,835
Per share data (2)
 Net income per common share-basic                 2.15          1.59           1.61           1.47          1.17
 Net income per common
  share-fully diluted                              2.15          1.58           1.61           1.47          1.17
 Cash dividends (3)                                 .84           .69            .55            .45           .36

(1) Except as indicated, the data have been restated to reflect the Company's acquisitions of F&M Bank-Northeast in 1994, F&M Bank-Waushara County in 1995, F&MBank-Algoma in 1996, F&MBank-Prairie du Chien and F&MBank-Darlington in 1997 and BancSecurity Corporation ("BSC") in 1998, all using the pooling of interests method of accounting. See Note 3 of Notes to the Company's Consolidated Financial Statements. The F&MBank-Superior acquisition in 1996, the 1997 acquisitions of F&MBank-East Troy, F&MBank-Brodhead and F&MBank-Landmark, and the 1998 acquisitions of Bank of South Wayne ("BSW") and Financial Management Services of Jefferson ("FMS"), accounted for as poolings of interests, were not material to prior years' reported operating results and accordingly, previous years' results have not been restated. The acquisitions of Bradley Bank ("BB") and the TCF office in Little Chute in 1996, the 1997 acquisition of the Security office in Antigo and the 1998 acquisition of Sentry Bancorp ("SB"), were accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the dates of acquisition.

(2) Per share information has been restated to reflect the two-for-one stock split paid to stockholders on March 19, 1993 and the 10% stock dividend paid to stockholders on June 10, 1996, June 9, 1997, and September 1, 1998.

(3) Cash dividends per common share are not restated to reflect the acquisitions accounted for using the pooling of interests method of accounting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The following discussion and analysis provides information regarding the Company's results of operations and financial condition for the years ended December 31, 1998, 1997 and 1996. These statements have been restated to reflect the acquisitions of: Community State Bank ("CSB") acquired June 28, 1996; Wisconsin Ban Corp ("WBC"), acquired on May 30, 1997; Citizen's National Bancorp. ("CNB"), acquired on August 14, 1997; and BancSecurity Corporation ("BSC"), acquired on July 1, 1998. These transactions have been accounted for using the pooling of interests method of accounting. Monycor Bancshares, Inc. ("MB"), acquired on February 5, 1996, East Troy Bancshares ("ETB"), acquired on January 10, 1997, Green County Bank ("GCB"), acquired on February 27, 1997, Clear Lake Bancorp, Inc. ("CLB"), acquired on August 12, 1997, Bank of South Wayne ("BSW"), acquired on February 9, 1998, and Financial Management Services of Jefferson ("FMS"), acquired on May 28, 1998, accounted for as pooling of interests, were not material to prior years' reported operating results; accordingly, previous years' results have not been restated. The acquisitions of TCF office in Little Chute, acquired April 23, 1996, Bradley Bank, acquired May 10, 1996, and the Security office in Antigo, acquired on September 29, 1997, and Sentry Bancorp, acquired on January 27, 1998, were accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of these entities only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividends, paid to shareholders on June 10, 1996, June 9, 1997, and September 1, 1998.

The Company has also announced one pending acquisition: Community Bank of Elkhorn ("Bank"). This acquisition will be accounted for using the pooling of interests method of accounting. The Bank, which has assets of approximately $100 million and one location in Elkhorn, Wisconsin, is a wholly-owned subsidiary of CBE, Inc. Although the pending acquisition is expected to be consummated in the second quarter of 1999, it remains subject to conditions precedent and there can be no assurance of completion.

Discussions in this Management's Discussion and Analysis, and elsewhere in this Annual Report, that are not statements of historical fact (including statements in the future tense or which include terms such as "believe," "expect," "anticipate," or "may") are forward-looking statements that involve risks and uncertainties, and the Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the effects of acquisitions and the ability to integrate acquired operations, competition from other institutions, changes in the banking industry and its regulation, and needs for technological change (including Year 2000 compliance), including those described in this Management's Discussion and Analysis and elsewhere in this report.

DESCRIPTION

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity and capital resources for the years 1996 through 1998. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.

RESULTS OF OPERATIONS

F&M reported net income of $33.5 million in 1998, an increase of $10.1 million or 43.3%, from $23.4 million in 1997 (compared with $22.2 million in 1996). Net interest income in 1998 increased $12.2 million, or 14.7% to $95.2 million from $83.0 million in 1997 (compared with $71.7 million in 1996).

Basic net income per common share was $2.15 in 1998, compared with $1.59 in 1997 and $1.61 in 1996. Fully diluted net income per common share was $2.15 in 1998, compared with $1.58 in 1997 and $1.61 in 1996.

Return on average assets was 1.43% in 1998, compared with 1.13% in 1997 and 1.26% in 1996. Return on average common stockholders' equity was 14.58% in 1998, compared with 11.90% in 1997 and 13.43% in 1996.

Increased net interest income, resulting from both acquisitions and internal growth, has been the major factor affecting the growth in earnings over the last three years. The Company has been able to keep its net interest margin relatively constant over this time period, while at the same time increasing its interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The remainder of this section provides a more detailed explanation of factors affecting the results of operations.

NET INTEREST INCOME

Net interest income is the most significant component of the Company's earnings. For analytical purposes, interest earned on tax-exempt assets, such as industrial development revenue bonds and state and municipal obligations, is adjusted in this discussion to a fully-taxable equivalent basis. This adjustment is based upon the statutory federal corporate income tax rate, and any interest expense which is disallowed as a deduction in connection with carrying these tax-exempt assets, and thus facilitates a meaningful comparison between taxable and non-taxable earning assets.

Net interest income in 1998 increased $12.2 million, or 14.7%, to $95.2 million from $83.0 million in 1997. This increase is attributable to the increase in asset volume due to the Company's internal growth, acquisitions accounted for using the purchase method of accounting, and pooling for which prior periods were not restated and relative stability of the Company's net interest margin (4.52%, 4.46%, and 4.51% at December 1998, 1997 and 1996, respectively). See the following table for the relative effects of these factors. Net interest income in 1997 increased 15.8% from $71.7 million in 1996, also attributable to the increase in asset volume.

In 1998, interest expense increased due to increases in deposits, mainly due to acquisitions, and increased other borrowings. In 1997, the increase was due to increase in deposits, both internally generated and due to acquisitions, and increase in rates on savings deposits, mainly the Treasury Plus product which mirrors the three month Treasury, and increased other borrowings, which were utilized to fund loan demand in excess of deposit growth.

Changes in net interest income occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs. In both 1998 and 1997, the Company experienced its greatest assets growth in loans, which enhanced the Company's net interest income because loans tend to produce higher rates of interest paid to the Company than other types of interest-earning assets. Changes in non-performing assets, together with interest lost and recovered on those assets, also affect comparisons of net interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The following table presents the relative contribution of changes in volume and interest rates on changes in net interest income for the periods indicated using average balances.

                                                                Year ended December 31, 1998 vs. 1997
                                          -----------------------------------------------------------------------
                                                                   Increase (decrease) due to (1)
                                          -----------------------------------------------------------------------
                                                      Volume
                                                      ------
                                             Internal        Out of period
                                              Growth         adjustments(3)         Rate                Net
                                          ---------------    ---------------   ---------------    ---------------
                                                                      (in thousands)
Interest earned on:
  Loans (2)                               $         9,112    $         8,155   $          (292)   $        16,975
  Taxable investment securities                      (337)             1,500              (515)               648
  Non-taxable investment securities (2)               838                874              (332)             1,380
  Other interest income                             1,088                266              (263)             1,091
                                          ---------------    ---------------   ---------------    ---------------
Total                                              10,701             10,795            (1,402)            20,094
                                          ---------------    ---------------   ---------------    ---------------
Interest paid on:
  Savings deposits                                  2,446              1,173              (200)             3,419
  Time deposits                                      (161)             3,669              (440)             3,068
  Short-term borrowings                              (587)               127              (272)              (732)
  Other borrowings                                  1,674                304              (331)             1,647
                                          ---------------    ---------------   ---------------    ---------------
Total                                               3,372              5,273            (1,243)             7,402
                                          ---------------    ---------------   ---------------    ---------------
Net interest income                       $         7,329    $         5,522   $          (159)   $        12,692
                                          ===============    ===============   ===============    ===============

                                                              Year ended December 31, 1997 vs. 1996
                                          -----------------------------------------------------------------------
                                                                   Increase (decrease) due to (1)
                                          -----------------------------------------------------------------------
                                                      Volume
                                                      ------
                                             Internal        Out of period
                                              Growth         adjustments(3)         Rate                Net
                                          ---------------    ---------------   ---------------    ---------------
                                                                      (in thousands)
Interest earned on:
  Loans (2)                               $        15,749    $         8,365   $          (723)   $        23,391
  Taxable investment securities                      (598)               658               (25)                35
  Non-taxable investment securities (2)             1,482                351               140              1,973
  Other interest income                               (68)               231               (82)                81
                                          ---------------    ---------------   ---------------    ---------------
Total                                              16,565              9,605              (690)            25,480
                                          ---------------    ---------------   ---------------    ---------------
Interest paid on:
  Savings deposits                                  2,650                981             1,399              5,030
  Time deposits                                     1,190              3,309               237              4,736
  Short-term borrowings                             1,235                117               216              1,568
  Other borrowings                                  1,795                132              (117)             1,810
                                          ---------------    ---------------   ---------------    ---------------
Total                                               6,870              4,539             1,735             13,144
                                          ---------------    ---------------   ---------------    ---------------
Net interest income                       $         9,695    $         5,066   $        (2,425)   $        12,336
                                          ===============    ===============   ===============    ===============

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The amount of interest income on non-taxable loans and investment securities has been adjusted to its fully taxable equivalent.

(3) Out of period adjustment reflects acquisitions in that year for which prior financial statements were not restated.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

The following table presents the components of the changes in the net yield on interest-earning assets (on a fully taxable equivalent basis) for the three-year period ended December 31, 1998. Because of the drop in interest rates in 1998, the Company's yield on interest-earning assets decreased from 1997. The Company's effective rate on interest-bearing liabilities also decreased in 1998 as compared to 1997, as a result of decreased interest paid on deposits, and lower rates paid on borrowings. The decrease over the period is reflected in the 1998 yield on interest-earning assets which decreased by 0.07%, after an increase of 0.03% in 1997, and a decrease of 0.04% in 1996, respectively. The effective rate on liabilities as a percentage of interest-earning assets decreased by 0.13% in 1998 and increased by 0.08% in 1997, respectively, producing a positive impact on net interest margin on interest-earning assets of 0.06% in 1998 and a negative impact on net interest margin on interest-earning assets of (0.05)% for 1997. In 1996, net interest margin on interest-earning assets decreased 0.03%.

                              NET INTEREST MARGIN

                                    [CHART]

                                                                Years ended December 31,
                                          ------------------------------------------------------------------------
                                                1998                      1997                      1996
                                          ------------------------------------------------------------------------
                                         Yield/      Change        Yield/      Change        Yield/     Change
                                          Rate      from 1997       Rate      from 1996       Rate     from 1995
                                          ----      ---------       ----      ---------       ----     ---------
Yield on interest-earning assets          8.47%      (0.07)%        8.54%       0.03%          8.51%     (0.04)%
Effective rate on liabilities as a
  percent of interest-earning assets      3.95%      (0.13)%        4.08%       0.08%          4.00%     (0.01)%
                                          ----       -----          ----        ----           ----      -----
Net interest margin on
  interest-earning assets                 4.52%       0.06%         4.46%      (0.05)%         4.51%     (0.03)%
                                          ====        ====          ====       =====           ====      =====

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The following table sets forth average consolidated balance sheet data and average yield and rate data on a tax equivalent basis for the periods indicated.

                                                1998                           1997                           1996
                                     ---------------------------------------------------------------------------------------
                                     Average             Yield/    Average              Yield/    Average              Yield/
(dollars in thousands)               Balance   Interest   Rate     Balance   Interest   Rate      Balance    Interest   Rate
                                     -------   --------   ----     -------   --------   ----      -------    --------   ----
ASSETS
 Interest earning assets
  Loans (1)(2)(3)                  $1,652,772  $149,441   9.04%   $1,462,855  $132,466  9.06%    $1,196,383  $109,075  9.12%
 Taxable investment
  securities                          331,128    20,913   6.32%      312,667    20,265  6.48%       311,885    20,230  6.49%
 Non-taxable investment
  securities (2)                      168,319    13,865   8.24%      147,619    12,485  8.46%       125,942    10,512  8.35%
 Other investments                     60,372     3,113   5.16%       34,548     2,022  5.85%        31,807     1,941  6.10%
                                   ----------  --------           ----------  --------           ----------  --------
 Total                             $2,212,591  $187,332   8.47%   $1,957,689  $167,238  8.54%    $1,666,017  $141,758  8.51%
Non-interest
earning assets
 Cash and due
  from banks                           54,570                         49,102                         43,604
 Premises &
  Equip. - net                         47,854                         41,574                         33,630
 Other assets                          50,743                         38,958                         32,807
 Less: Allowance for
  loan loss                           (23,222)                       (19,095)                       (16,021)
                                   ----------                     ----------                     ----------
 Total                             $2,342,536                     $2,068,228                     $1,760,037
                                   ==========                     ==========                     ==========

LIABILITIES & STOCKHOLDERS' EQUITY
 Interest bearing liabilities

  Savings deposits                   $764,425  $ 25,834   3.38%     $656,928  $ 22,415  3.41%     $ 549,043  $ 17,385  3.17%
  Time deposits                       925,507    52,808   5.71%      863,429    49,740  5.76%       785,478    45,004  5.73%
  Short-term borrowings                72,233     3,802   5.26%       80,773     4,534  5.61%        56,499     2,966  5.25%
  Other borrowings                     90,176     4,795   5.32%       53,484     3,148  5.89%        20,881     1,338  6.41%
                                   ----------  --------           ----------  --------           ----------  --------
  Total                            $1,852,341  $ 87,239   4.71%   $1,654,614  $ 79,837  4.83%    $1,411,901  $ 66,693  4.72%
 Non-interest
 bearing liabilities
  Demand deposits                     231,652                        191,805                        162,368
  Other liabilities                    28,810                         25,282                         20,682
  Stockholders' equity                229,733                        196,527                        165,086
                                   ----------  --------           ----------  --------           ----------  --------
Total                              $2,342,536                     $2,068,228                     $1,760,037
                                   ==========                     ==========                     ==========
Net interest income                            $100,093                       $ 87,401                       $ 75,065
Rate spread                                               3.76%                         3.71%                          3.79%
Net interest margin                                       4.52%                         4.46%                          4.51%

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on non-taxable investment securities and loans has been adjusted to its fully taxable equivalent.

(3)   Loan fees are included in total interest income as follows:
      1998-$2,592,000; 1997-$2,727,000; 1996-$2,292,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The following table sets forth the mix of average interest-earning assets and average interest-bearing liabilities.

                                                                    Years ended December 31,
                                                 ---------------------------------------------------------------
                                                  1998                         1997                         1996
                                                 -----                        -----                        -----
Loans                                             74.7%                        74.7%                        71.8%
Taxable investment securities                     15.0%                        16.0%                        18.7%
Non-taxable investment securities                  7.6%                         7.5%                         7.6%
Other investments                                  2.7%                         1.8%                         1.9%
                                                 -----                        -----                        -----
                                                 100.0%                       100.0%                       100.0%
                                                 =====                        =====                        =====

Savings deposits                                  41.3%                        39.7%                        38.9%
Time deposits                                     50.0%                        52.2%                        55.6%
Short-term borrowings                              3.9%                         4.9%                         4.0%
Other borrowings                                   4.8%                         3.2%                         1.5%
                                                 -----                        -----                        -----
                                                 100.0%                       100.0%                       100.0%
                                                 =====                        =====                        =====

The preceding table reflects the results of management's strategy to increase loans as a percent of earning assets coupled with generally strong demand for loans. It also reflects the effects of pooled acquisitions. Acquired banks frequently have a lower loan percentage than F&M, which F&M is then able to increase after acquisition. The effect was particularly pronounced in 1998 as a result of BSC's relatively lower loan percentages. However, because of pooling accounting, their percentages may affect F&M's prior periods. Based on the current economic conditions, management has established a range of average loans to earning assets of between 70% and 80% which it believes to be the optimum level for F&M.

Interest rates primarily decreased throughout 1998, while savings deposits increased faster than time deposits. This increase was partially attributed to the promotion of our money market product (Treasury Plus) indicating that a larger part of F&M's deposit growth has come from increase balances of savings deposits. Short-term borrowing decreased slightly because the Company took advantage of the situation in which the long-term borrowing rates were more attractive than short-term borrowing rates. The increase in other borrowings is due to the Company locking historically lower interest rates for a longer period of time. Increasing long-term borrowing led to an overall increase in non-deposit borrowing in 1998. For more information regarding borrowing, see "Borrowings" below and Notes 9 and 10 of Notes to the Company's Consolidated Financial Statements.

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

The provision for loan losses was $2.4 million in 1998, compared with $5.2 million in 1997 and $3.6 million in 1996. Although total loans grew, the provision decreased in 1998 because of a higher than normal loan loss provision taken by BSC in 1997 in anticipation of certain charge-offs, recoveries on charged-off loans, and a decrease in non-performing assets. The year-end allowance for loan losses as a percentage of gross loans outstanding was 1.39% at December 31, 1998, as compared to 1.38% and 1.31% at December 31, 1997 and 1996, respectively. The increase in the allowance percentage resulted from the relatively greater increase in the level to net provision as compared to loans and the effect of the reserves of acquired banks for which financial statements were not restated. Net charge-offs as a percentage of average loans outstanding were 0.12% in 1998, 0.16% in 1997 and 0.17% in 1996. Charge-offs in 1998 were not concentrated in any industry or business segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


NON-INTEREST INCOME

The following table presents the major components of non-interest income.

                                                                    Years ended December 31,
                                                -----------------------------------------------------------------
(dollars in thousands)                           1998                         1997                         1996
                                                -------                      -------                      -------
Service fees                                    $ 6,365                      $ 6,114                      $ 5,047
Net securities gains                                331                          215                          216
Other operating income                           10,128                        6,451                        4,936
                                                -------                      -------                      -------
Total                                           $16,824                      $12,780                      $10,199
                                                =======                      =======                      =======

The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for 1998 increased $4.0 million or 31.6% when compared to 1997. The increase in service fees during 1998 was attributable primarily to increased services (primarily relating to checking and other depository accounts) sold, along with an increase in the amount charged for those services. Acquisitions of banks for which prior periods were not restated also contributed to the increase of non-interest income.

During all three periods, net security gains were minimal. These gains were realized as management responded to market conditions and opportunities. For additional detail see Note 5 of Notes to the Company's Consolidated Financial Statements.

The increase in other operating income during 1998 was due principally to increases in secondary market commissions, along with an increase in other miscellaneous charges. The volume of mortgage refinancings and new home purchases increased in 1998, resulting from the decrease in interest rates in 1998, and therefore increased the Company's related secondary market commissions. The increase in the operating income between 1997 and 1996 reflects primarily an increase in secondary market commissions.

NON-INTEREST EXPENSE

The following table presents the major components of non-interest expense.

                                                                    Years ended December 31,
                                                -----------------------------------------------------------------

(dollars in thousands)                            1998                         1997                         1996
                                                -------                      -------                      -------
Salaries and employee benefits                  $33,898                      $30,121                      $25,119
Occupancy expenses, net                           8,304                        7,632                        6,213
Data processing                                   1,890                        1,617                        1,533
Acquisition fees                                      0                        1,895                            0
Goodwill amortization                             1,167                          689                          524
Other operating expenses                         16,467                       14,617                       13,015
                                                -------                      -------                      -------
Total                                           $61,726                      $56,571                      $46,404
                                                =======                      =======                      =======

The Company's total non-interest expense in 1998 increased $5.2 million, or 9.1%, to $61.7 million from $56.6 million in 1997. The increase was primarily due to acquisitions in 1998 and 1997, resulting both from the costs of the acquisitions and increase from those with respect to which prior periods were not restated (additional staffing, data processing fees, occupancy expense, etc.). Salary and employees benefits rose due to new locations as well as increased salary levels due to normal increases in salaries and employee benefits. Occupancy expenses increased due to servicing of new locations and operations. Acquisition fees in 1997 were attributed to various BSC expenses in its fees and the acquisition by the Company. Data processing fees increased slightly, primarily due to volume and acquisitions. The Company expects to finish reviewing and testing its data processing arrangements during 1999, including continuing review of its "year 2000 compliance". While the Company has not identified expected material expenditures as a result of "year 2000 compliance," there can be no assurances that will be the case in part because certain testing has not been finalized and certain "year 2000 compliance" issues assume third party resolution. The increase in other operating

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


expenses resulted from a variety of increases in other expense categories, including increases resulting from acquisitions for which prior periods were not restated.

The Company's overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 1.93% in 1998, 2.13% in 1997, and 2.07% in 1996.

Due to the sensitivity of the overhead ratio to changes in the size of the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income on a fully-taxable equivalent basis and non-interest income from ongoing operations, excluding non-recurring items. The efficiency ratio was 52.94% in 1998, 56.59% in 1997 and 54.56% in 1996. The decreases in this ratio and the overhead ratio resulted from the various factors set forth above.

INCOME TAXES

The Company's provision for income taxes in 1998 increased $3.7 million, or 34.7%, to $14.4 million from $10.7 million in 1997. The 1997 level represents a 10.0% increase from $9.7 million in 1996. As a percentage of taxable income, the effective tax rate was 30.0% in 1998, 31.3% in 1997 and 30.4% in 1996 of income before taxes. The effective tax rate has remained constant as compared to 1997. For more information regarding income taxes see Note 11 of Notes to the Company's Consolidated Financial Statements.

NET INCOME

Net income applicable to common stock in 1998 increased by $10.1 million, or 43.3% to $33.5 million from $23.4 million in 1997. This compares with an increase in income of $1.2 million, or 5.4%, for 1997 from $22.2 million in 1996.

Return on average common stockholders' equity was 14.58% in 1998, compared with 11.90% in 1997 and 13.43% in 1996. The return on average assets was 1.43% in 1998, compared with 1.13% in 1997 and 1.26% in 1996.

Basic net income per common share was $2.15 in 1998 compared with $1.59 in 1997 and $1.61 in 1996. The Company maintains a stock option plan. Fully diluted earnings per common share were $2.15 in 1998, compared with $1.58 in 1997 and $1.61 in 1996. The difference from basic net income per share results from the effects of outstanding stock options.

Earnings per share are based on weighted average number of common shares outstanding restated to reflect the 10% stock dividends paid to stockholders on June 10, 1996, June 9, 1997 and September 1, 1998. The following shows the computation of the basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


                                                                      Weighted Average
                                                                           Number of                    Earnings Per
                                              Net Income                    Shares                          Share
                                              ----------                    ------                          -----
                                        (dollars in thousands)
1998
Earnings per share-Basic                        $33,497                   15,578,621                        $2.15
Effect of stock options                                                       32,963
                                                -------                   ----------                        -----
Earnings per share-Diluted                      $33,497                   15,611,584                        $2.15
                                                =======                   ==========                        =====

1997
Earnings per share-Basic                        $23,383                   14,707,409                        $1.59
Effect of stock options                                                       52,828
                                                -------                   ----------                        -----
Earnings per share-Diluted                      $23,383                   14,760,237                        $1.58
                                                =======                   ==========                        =====

1996
Earnings per share-Basic                        $22,179                   13,766,973                        $1.61
Effect of stock options                                                       33,008
                                                -------                   ----------                        -----
Earnings per share-Diluted                      $22,179                   13,799,981                        $1.61
                                                =======                   ==========                        =====

FINANCIAL CONDITION

In addition, 1998 was a year of growth for F&M in total assets and equity. Year-end total assets in 1998 grew to $2.430 billion, a 10.9% increase from $2.192 billion in 1997. Total shareholders' equity at December 31, 1998 was $239 million, a 19.2% increase from $201 million in 1997. The balance of this section further discusses changes in the Company's assets, liabilities and equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


LOAN PORTFOLIO

The following table sets forth the major categories of loans outstanding and the percentage of total loans for each category at the dates indicated.

                                        December 31, 1998         December 31, 1997         December 31, 1996
                                       -------------------------------------------------------------------------
(dollars in thousands)                   Amount         %         Amount           %        Amount           %
                                       ----------     -----      ----------      -----     ----------      -----
Commercial and industrial              $  384,205      22.9%     $  299,316       19.5%    $  243,857       18.9%
Agricultural                              121,477       7.2%        103,082        6.7%       101,646        7.9%
Real estate construction                   59,899       3.6%         42,486        2.8%        41,796        3.2%
Real estate mortgage                      987,122      58.7%        966,814       63.1%       796,951       61.9%
Installment and other
  consumer loans                          127,492       7.6%        120,913        7.9%       103,755        8.1%
                                       ----------     -----      ----------      -----     ----------      -----
Total                                  $1,680,195     100.0%     $1,532,611      100.0%    $1,288,005      100.0%
                                       ==========     =====      ==========      =====     ==========      =====

                                        December 31, 1995          December 31, 1994
                                       -----------------------------------------------
(dollars in thousands)                   Amount         %         Amount           %
                                       ----------     -----      ----------      -----
Commercial and industrial              $  193,143      17.7%     $  189,386       18.6%
Agricultural                               91,656       8.4%         89,804        8.8%
Real estate construction                   27,950       2.5%         21,576        2.1%
Real estate mortgage                      675,772      61.8%        610,978       60.1%
Installment and other
  consumer loans                          105,307       9.6%        105,147       10.4%
                                       ----------     -----      ----------      -----
Total                                  $1,093,828     100.0%     $1,016,891      100.0%
                                       ==========     =====      ==========      =====

Loan growth was 9.6% in 1998, compared with 19.0% in 1997. The 1998 increase was primarily a result of increased sales efforts at the Company's subsidiary banks; although approximately $89.2 million in loans (representing approximately 5.8% of the 9.6% increase) resulted from acquisitions in which the Company did not restate its prior financial statements with the balance coming from internal growth. The 1997 increases resulted from similar factors. In addition, the banks acquired by the Company frequently have lower percentages of loans than the Company's banks. Therefore, even in the case of pooled acquisitions, an increase in loans at these banks through internal growth to levels to mirror the Company's other banks increases the percent of loans.

During 1998 and 1997, the loan mix in the Company's portfolio remained relatively constant, with a trend toward commercial loans accelerating in 1998 due to greater demand.

The Company maintains a diversified loan portfolio and therefore, management believes there is minimal exposure to loan concentration losses. At December 31, 1998, the Company believes that there were no loan concentrations to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


economic or other conditions. By maintaining a diversity of types of borrowers, the Company has attempted to prevent material losses due to economic difficulties affecting particular industries.

The following table sets forth the scheduled repayments of the loan portfolio and the sensitivity of loans to interest rate changes at December 31, 1998 (excluding one to four family residential property mortgages and consumer loans).

                                                                            Maturity
                                               -------------------------------------------------------------------
                                                                           Over one
                                               One year                  year through                      Over
                                               or less                    five years                    five years
                                               -------                    ----------                    ----------
                                                                         (in thousands)
Commercial and industrial                      $192,969                     $157,197                      $34,039
Agricultural                                     77,477                       29,182                       14,818
Real estate construction                         52,213                        7,434                          252
                                               --------                     --------                      -------
Total                                          $322,659                     $193,813                      $49,109
                                               ========                     ========                      =======

                                                                                     Interest Sensitivity
                                                                            -------------------------------------
Amount of loans due after one year with:                                      Fixed                      Variable
                                                                              Rate                         Rate
                                                                            --------                      -------
                                                                                         (in thousands)
Commercial and industrial                                                   $143,337                      $47,899
Agricultural                                                                  33,287                       10,713
Real estate construction                                                       5,844                        1,842
                                                                            --------                      -------
Total                                                                       $182,468                      $60,454
                                                                            ========                      =======

NON-PERFORMING ASSETS

Non-performing assets are a broad measure of problem loans. The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans as of the dates indicated.

                                                                         December 31,
                                                ---------------------------------------------------------------

(dollars in thousands)                           1998        %           1997        %          1996        %
                                                -------     ----        -------     ----       -------     ----
Non-accrual loans                               $13,351     0.79%       $15,973     1.04%      $20,169     1.57%
Loans past due 90 days or more                    1,673     0.10          1,837     0.12           899     0.07
Restructured loans                                    0     0.00              0     0.00           216     0.01
                                                -------     ----        -------     ----       -------     ----
Total non-performing loans                       15,024     0.89         17,810     1.16        21,284     1.65
Other real estate owned                           3,243     0.19          1,521     0.10         1,878     0.15
                                                -------     ----        -------     ----       -------     ----
Total non-performing assets                     $18,267     1.08%       $19,331     1.26%      $23,162     1.80%
                                                =======     ====        =======     ====       =======     ====

                                                               December 31,
                                                ----------------------------------------
(dollars in thousands)                           1995        %           1994        %
                                                -------     ----        -------     ----
Non-accrual loans                               $11,470     1.05%         7,348     0.72%
Loans past due 90 days or more                      753     0.07          1,159     0.11
Restructured loans                                  706     0.06            255     0.03
                                                -------     ----        -------     ----
Total non-performing loans                       12,929     1.18          8,762     0.86
Other real estate owned                           1,223     0.11          1,437     0.14
                                                -------     ----        -------     ----
Total non-performing assets                     $14,152     1.29%       $10,199     1.00%
                                                =======     ====        =======     ====

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Maintaining excellent credit quality continues to be a priority for the Company. Non-performing assets as a percentage of total loans outstanding decreased in 1998 to 1.08%, compared with 1.26% in 1997 and 1.80% in 1996. The decrease in 1998 was due largely to the Company's management continued monitoring of the loan portfolio and continuing to take an aggressive collection effort on these assets. Management regularly reviews and evaluates the non-performing credits, to determine appropriate handling and action. Non-accrual loans decreased in 1997 because of developments with respect to a number of separate loans, in different locations and industries.

Non-accrual loans at December 31, 1998 decreased 0.25% as a percentage of total loans, as compared to 1997. Non-accrual loans are at a level the Company considers manageable and continues to work at reducing the level of non-performing loans. Furthermore, the Company considers its allowance for loan losses adequate to cover this level of non-accrual loans, although it regularly reviews the various factors used in determining the provision and allowance for loan losses.

It is the policy of the F&M subsidiary banks to place a loan on non-accrual status when the loan's principal and accrued interest is not expected to be collected in full or when the loan becomes contractually past due 90 days or more as to principal or interest and is not guaranteed by an outside source. Loans past due 90 days or more may be retained on accrual status if they are guaranteed by a third party and the bank believes that such guaranty will be adequate to assure collection. There were no particular loans as to which payments were current at December 31, 1998, which in the opinion of management, and to its best knowledge, will not be paid according to their terms.

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

                                                                     Years ended December 31,
                                             ---------------------------------------------------------------------
(dollars in thousands)                         1998          1997           1996           1995          1994
                                             ----------    ----------     ----------     ----------    ----------
Average balance of loans for period          $1,652,772    $1,462,855     $1,196,383     $1,067,146      $950,016
                                             ==========    ==========     ==========     ==========      ========
Allowance for loan losses at
 beginning of period                             21,099        16,863         14,726         13,140        12,041
Allowance for loan losses of banks
 acquired in transactions and for
 which prior periods are not restated             1,745         1,329            587              -             -
Loans charged-off
  Commercial and Industrial                       1,045         1,695          1,422            961           704
  Agricultural                                      305            88            340            208           234
  Real Estate - Mortgage                             93           320             72             98           169
  Installments and Other
   Consumer Loans                                   973           792            652            477           484
                                             ----------    ----------     ----------     ----------    ----------
  Total charge-offs                               2,416         2,895          2,486          1,744         1,591
Recoveries on loans previously
charged-off
  Commercial and Industrial                         108           234            152            114           182
  Agricultural                                       67            80            104            159            43
  Real Estate - Mortgage                             14            10             17             53            42
  Installment and Other
   Consumer Loans                                   236           299            164            198           155
                                             ----------    ----------     ----------     ----------    ----------
  Total recoveries                                  425           623            437            524           422
Net loans charged-off                             1,991         2,272          2,049          1,220         1,169
Provisions for loan losses                        2,438         5,179          3,599          2,806         2,268
                                             ----------    ----------     ----------     ----------    ----------
Allowance for loan losses
 at end of period                            $   23,291    $   21,099     $   16,863     $   14,726    $   13,140
                                             ==========    ==========     ==========     ==========    ==========
Ratio of net charge-offs during
 period to average loans outstanding              0.12%         0.16%          0.17%          0.11%         0.12%
Allowance for loan losses to total loans          1.39%         1.38%          1.31%          1.35%         1.29%

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category.


                              December 31, 1998           December 31, 1997          December 31, 1996
                                   -----------------------------------------------------------------------------
                                                 Percent                     Percent                     Percent
                                                of loans                    of loans                    of loans
                                   Amount of     in each       Amount of     in each       Amount of     in each
                                     reserve    category         reserve    category         reserve    category
                                    for loan    to total        for loan    to total        for loan    to total
(dollars in thousands)                losses       loans          losses       loans          losses       loans
                                   ---------    --------       ---------   ---------       ---------    --------
Commercial, industrial and
  agricultural                       $11,162        30.1%        $10,731        26.2%        $ 7,313        26.8%
Real estate - construction               415         3.6             280         2.8             309         3.2
Real estate - mortgage                 7,661        58.7           7,125        63.1           6,366        61.9
Installment and other
  consumer loans                       4,053         7.6           2,963         7.9           2,875         8.1
                                     -------       -----         -------       -----         -------       -----
                                     $23,291       100.0%        $21,099       100.0%        $16,863       100.0%
                                     =======       =====         =======       =====         =======       =====

                                     December 31, 1995           December 31, 1994
                                   --------------------------------------------------
                                                 Percent                     Percent
                                                of loans                    of loans
                                   Amount of     in each       Amount of     in each
                                     reserve    category         reserve    category
                                    for loan    to total        for loan    to total
(dollars in thousands)                losses       loans          losses       loans
                                  ---------     --------       ---------    --------
Commercial, industrial and
  agricultural                       $ 6,703        26.1%        $ 5,802        27.4%
Real estate - construction               230         2.5             172         2.1
Real estate - mortgage                 5,189        61.8           5,010        60.1
Installment and other
  consumer loans                       2,604         9.6           2,156        10.4
                                     -------       -----         -------       -----
                                     $14,726       100.0%        $13,140       100.0%
                                     =======       =====         =======       =====

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

The degree of risk associated with the Company's loans is generally greater in the commercial, industrial and agricultural categories, representing 30.1% of total loans at December 31, 1998. These types of loans increased as a percentage of the total loan portfolio in 1998. Accordingly, management has allocated a larger portion of the allowance for loan losses to these types of loans.

The ultimate recovery of all loans is susceptible to future market and economic factors beyond the Company's control, as well as factors affecting particular borrowers. Also, the process of setting loss reserves involves an estimation of future occurrences and is inherently uncertain. These factors may result in future losses or recoveries differing significantly from the allowances and reserves provided in the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


INVESTMENT PORTFOLIO

The following table sets forth the distribution of investment securities (securities held to maturity and available for sale) and their percentage to total investment securities at the dates indicated.

                                                                     December 31,
                                         -----------------------------------------------------------------------
                                                 1998                      1997                      1996
                                         ------------------        ------------------        -------------------
(dollars in thousands)                    Amount     Percent        Amount     Percent        Amount      Percent
                                         -------     -------       --------    -------       --------     -------
U.S. Treasury securities and
  obligations of  U.S. Government
  corporations and agencies              $ 49,385       9.6%       $ 89,806      18.5 %      $ 85,272       19.6%
Obligations of states and
  political subdivisions                  167,025      32.4         168,264      34.6         145,253       33.4
Debt securities issued by
  foreign government                            0       0.0              25       0.0              25        0.0
Mortgage-backed securities                247,185      48.0         190,424      39.2         171,893       39.5
Other securities                           51,169      10.0          37,115       7.7          32,478        7.5
                                         --------     -----        --------     -----        --------      -----
Total investments                        $514,764     100.0%       $485,634     100.0 %      $434,921      100.0%
                                         ========     =====        ========     =====        ========      =====

During 1998, the investment portfolio make-up changed relative with past years, with a decrease in U.S. treasuries and agencies and an increase in mortgage-backed securities. Mortgage-back securities increased due to acquisitions for which prior periods were not restated and more attractive rates than U.S. treasury securities.

The following table shows the relative maturities and weighted average interest rates on a tax equivalent basis of investment securities as of December 31, 1998. Although the maturities of the investment portfolio have lengthened from 1997, the Company feels liquidity remains adequate.

                                   Within             After one but        After five but             After
                                  one year          within five years     within ten years          ten years
                                --------------------------------------------------------------------------------
(dollars in thousands)          Amount   Yield       Amount    Yield       Amount    Yield      Amount     Yield
                                ------   -----       ------    -----       ------    -----      ------     -----
U.S. Treasury and other
 U.S. Government agencies
 and corporations*              $36,373   5.64%     $ 83,360    6.86%     $ 75,745    5.87%     $101,092    5.88%
States and political
 subdivisions (domestic)         19,426   7.09        47,450    8.72        62,139    8.10        38,010    8.05
Other bonds, notes,
 and debentures                   7,815   5.10        26,574    5.98         1,967    6.38        14,813    5.81
                                -------   ---       --------    ----      --------    ----      --------    ----
Total                           $63,614   6.02%     $157,384    7.27%     $139,851    6.87%     $153,915    6.41%
                                =======   ====      ========    ====      ========    ====      ========    ====

* Includes floating rate securities which reprice monthly but which mature during the indicated time period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Inherent in any portfolio which includes mortgage-backed securities, there exist both prepayment and maturity extension risk. The Company is not immune to these same type risks. The Company's investments in these type of securities are predominantly in straight U.S. Agency issued mortgage-backed pass-throughs and lower risk types of real estate mortgage investments conduits/collateralized mortgage obligations. The major categories of the mortgage-backed security portfolio and dollar values as of December 31, 1998, are as follows: fixed rate mortgage-backed pass-throughs-$29.7 million; variable rate mortgage-backed pass-throughs-$51.3 million; fixed rate real estate mortgage investment conduits/collateralized mortgage obligations-$130.9 million; and floating rate real estate mortgage investment conduits/collateralized mortgage obligations-$35.3 million.

For more information regarding the investment portfolio, including the breakdown between securities held to maturity and available for sale, see Note 5 of Notes to the Company's Consolidated Financial Statements.

DEPOSITS

The following table sets forth average deposits and their percentage to total average deposits at the dates indicated.

                                                                     December 31,
                                       -------------------------------------------------------------------------
                                               1998                      1997                      1996
                                       --------------------      --------------------      ---------------------
                                         Amount      Percent       Amount      Percent       Amount       Percent
                                       ----------    -------     ----------    -------     ----------     --------
                                                                (dollars in thousands)
Non-interest bearing demand            $  231,652      12.1%     $  191,805      11.2 %    $  162,368       10.9%
Interest-bearing demand                   158,366       8.2         153,395       9.0         142,903        9.5
Savings deposits                          606,059      31.5         503,533      29.4         406,140       27.1
Time deposits                             925,507      48.2         863,429      50.4         785,478       52.5
                                       ----------     -----      ----------     -----      ----------      -----
Total                                  $1,921,584     100.0%     $1,712,162     100.0 %    $1,496,889      100.0%
                                       ==========     =====      ==========     =====      ==========      =====

Year-end deposits increased 10.4% in 1998, compared with an increase of 15.4% in 1997 over 1996.

The amount of time certificates of deposit issued in amounts of $100,000 or more and outstanding as of December 31, 1998 was $168,148,000. Their maturing distribution was as follows:

         --three months or less                              $56,780,000
         --over three months and through twelve months       $86,918,000
         --over one year                                     $24,450,000

Neither F&M or its subsidiaries have any deposits in foreign banking offices.

BORROWINGS

Short-term borrowings at December 31, 1998, were $60.8 million, as compared to $74.8 million at December 31, 1997. Short-term borrowings consist primarily of repurchase agreements and federal funds purchased. During 1998, F&M used short-term borrowings (along with increased deposits and other borrowings) to fund its increasing loan demand. The reduction of short-term funds at year-end 1998 reflected the relative attractiveness of rates for longer term borrowings as discussed below. Going forward, continued reliance on short-term borrowings may be required if loan demand continues to outpace deposit growth, and therefore short-term borrowings are expected to vary from time to time.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of December 31, 1998 and 1997. These borrowings are secured by pledges of mortgage loans, and totaled $95.2 million at December 31, 1998, compared to $71.0 million at December 31, 1997. The increase in other borrowings in 1998 was due primarily to attractiveness in long-term rates and the Company's implementation of a leverage program in which long-term debt is matched to securities purchased. These borrowings had original maturities of three months to fifteen years, with rates at December 31, 1998, ranging from 4.75% to 7.73%.

CAPITAL ADEQUACY

Stockholders' equity increased in 1998 by $38.5 million, to $239.4 million. This increase was a result of net income during the year, along with the net increase in the fair value of available for sale securities, which increased stockholders' equity by $1.7 million, offset by dividends of $12.6 million paid to common stockholders.

At December 31, 1998, the risk-based capital ratio for Tier 1 capital was 12.0% and the total risk-based capital ratio was 13.2%, as compared to minimum regulatory requirements of 4.0% and 8.0%, respectively. The ratio of average equity to average assets amounted to 9.81% at December 31, 1998, compared with 9.50% at December 31, 1997 and 9.38% at December 31, 1996. The Company's leverage ratio at December 31, 1998 was 9.5%, as compared to a minimum regulatory requirement of 3.0%.

At December 31, 1998, the F&M subsidiary banks in the aggregate could have paid approximately $44,813,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing its subsidiary chartered banks. At December 31, 1998, each of the F&M banks was in compliance with all applicable capital requirements, and management believes that the capital structure of the F&M banks is adequate. The Company's common stock dividend payout ratio was 36.2% in 1998, as compared to 38.4% in 1997 and 31.2% in 1996. These numbers include the dividends historically paid by CSB, WBC, CNB, and BSC prior to their acquisitions by the Company. Differences in dividend policies affect the comparability of information.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


At December 31, 1998, the Company had loaned its officers an aggregate of $1.7 million to fund their purchase of Company common stock pursuant to a stock ownership plan approved by Company shareholders in 1996. At December 31, 1997, the total loans were $957,000.

F&M's 1998 acquisitions of BSW, FMS and BSC were, and its pending acquisition of CBE is, stock for stock transactions, and therefore additive to the Company's capital. The acquisitions which have been consummated did not significantly affect F&M's capital ratios, and F&M does not expect the pending acquisitions to do so. F&M's 1998 acquisition of SB was for cash, financed through existing capital resources.

F&M did not incur any significant capital expenditures in 1998. The Company to date has not committed to any major commitments to build or purchase in 1999 but also expects to finance future expenditures through earnings and existing capital resources.

LIQUIDITY AND INTEREST SENSITIVITY MANAGEMENT

As shown in the Company's Consolidated Statement of Cash Flow for 1998, cash and cash equivalents increased by $50.2 million during 1998 to $159.4 million at December 31, 1998. The increase primarily reflected $62.2 million in net cash provided by financing activities plus $35.3 million in net cash provided by operating activities offset by $47.3 million in net cash used in investing activities. Net cash used in investing activities consisted of securities purchased, primarily those available for sale, and net increase in loans. Net cash provided by operating activities primarily consisted of the Company's net income in 1998, increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected a net increase in deposits and other borrowings offset in part by payments on the Company's other borrowings, short-term borrowings and dividends paid.

The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views liquidity as the ability to raise cash at a reasonable cost or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. At December 31, 1998, the carrying value of securities maturing within one year was $63.6 million or 12.4% of the total investment securities portfolio. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that liquidity is adequate.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


A historical tool for measuring interest rate sensitivity is the gap analysis. The following table shows the Company's approximate consolidated rate sensitivity gap position at December 31, 1998.

                                                0-90          91-365          1-5          Over 5
(dollars in thousands)                          Days           Days          Years          Years         Total
                                              ---------      --------       --------       --------    ----------
Loans                                         $ 431,637      $387,387       $570,956       $290,215    $1,680,195
Investment securities                            75,634       102,016        166,312        170,802       514,764
Other earnings assets                            77,548             0              0              0        77,548
                                              ---------      --------       --------       --------    ----------
  Total rate-sensitive assets(RSA)            $ 584,819      $489,403       $737,268       $461,017    $2,272,507
                                              =========      ========       ========       ========    ==========
Savings deposits                              $ 400,417      $     26       $    111       $177,968    $  578,522
Time deposits                                   252,447       406,120        228,866          7,666       895,099
Other non-deposit
  interest-bearing liabilities                   58,518         8,634         16,735         72,195       156,082
                                              ---------      --------       --------       --------    ----------
  Total rate-sensitive liabilities(RSL)       $ 711,382      $414,780       $245,712       $257,829    $1,629,703
                                              =========      ========       ========       ========    ==========
Interest sensitivity gap                      $(126,563)     $ 74,623       $491,556       $203,188    $  642,804
                                              =========      ========       ========       ========    ==========
Cumulative interest sensitivity gap           $(126,563)     $(51,940)      $439,616       $642,804
                                              =========      ========       ========       ========    ==========
Ratio of cumulative rate
  sensitivity gap to RSA                          (21.6)%        (4.8 )%        24.3%          28.3%
Cumulative ratio of rate sensitive
  assets to rate sensitive liabilities             82.2%         95.4 %        132.0%         139.4%

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

Management's overall strategy is to coordinate the volume of rate-sensitive assets and liabilities to minimize the impact of interest rate movements on the net interest margin. The above table reflects a negative gap position for the 90-day interval with a positive position for the longer maturities. A negative position is favorable in a falling interest rate environment; a positive position is favorable in a rising interest rate environment. The gap is within the acceptable range established by management at each level of maturity. The December 31, 1998, net interest margin indicates that the actual decrease in interest rates for the year resulted in a slight increase in the margin to 4.52% from 4.46% for 1997. Since this is a dynamic ratio, management has the ability to influence net interest income in a positive manner when interest rate changes do occur.

The Company's rollover policy is such that loans are written with limited maturities if they are not in conjunction with amortized payments or otherwise tied to a variable rate. This allows the F&M banks to restructure the terms and interest rate of the loan to correspond with the Company's cost of funds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking lines of business to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The Company manages its balance sheet to achieve

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


maximum shareholder value within the constraints of its interest rate risk discipline, the maintenance of high credit quality, and sound leverage and liquidity positions. Both the interest rate sensitivity and liquidity position of the Company are reviewed regularly. The primary objective of interest rate sensitivity management is to maintain net interest income growth, while reducing exposure to the risks inherent in interest rate movements.

The Company's Asset and Liability Management Committee ("ALCO") attempts to structure the Company's balance sheet to provide for an approximately equal amount of rate sensitive assets and rate sensitive liabilities. In addition to facilitating liquidity needs, this strategy assists management in maintaining relative stability in net interest income despite unexpected fluctuations in interest rates. The Company believes its market risk exposure, based on the potential of near-term losses in future earnings, fair values, and cash flows from reasonably possible near-term changes in market rates or prices, is acceptable at this time.

The Company employs various strategies to reduce its exposure to interest rate fluctuations. These strategies include: selling longer term maturity mortgages to the secondary market, utilizing the Federal Home Loan Bank and other sources to fund assets, and applying various asset positioning strategies consistent with the overall needs of the Company at any given time. Management has chosen to sell 15 year and 30 year mortgages to the secondary market as a means of removing such a long original stated maturity asset off of the Company's balance sheet and reduce the accompanying interest rate risk associated with the assets. Instead, member banks are encouraged to retain adjustable rate mortgages with one to five year rate locks on their balance sheets. Federal Home Loan Bank membership by affiliate banks has enabled banks to diversify their funding maturity options as well as employ match funding strategies for longer duration assets. Depending on the interest rate risk position of the Company, the ALCO, which meets quarterly, implements strategies to re-balance the Company to its desired position. When the Company is overly liability sensitive, floating/variable rate commercial loans by subsidiary banks are encouraged by management. Furthermore, the purchase of floating/variable rate investment securities are directly coordinated through the Company's investment department when loan demand for this loan type is not present. To help offset longer assumed maturity core deposits or to extend the duration of the Company's assets at any given time, longer term securities are purchased directly through the Company's investment department. In addition to these strategies, the Company has chosen to offer a premium rate money market deposit product to customers maintaining average balances exceeding $10,000. The rate on the product is tied directly to the weekly average auction rate on the three month United States Treasury Bill, which management believes positions the Company competitively in the market.

The method of analysis presented is "earnings at risk" ("EAR"). While the model employed by the Company is capable of both EAR and "value at risk" ("VAR"), it has chosen to place greater emphasis on EAR because the measurement is believed to be of greatest concern to Company shareholders, as evidenced by the marketplace's focus on quarterly and annual earnings. Furthermore, an immediate rate shock of up or down 100-200 basis points is likely to have a more visible, immediate impact on the Company's earnings as compared to its market value. Nevertheless, EAR has shortcomings inherent in its analysis. First, the whole issue as to what maturity should be assigned to the Company's core deposits is one that can vastly impact the results that the model produces. The model employed assumes a longer duration assignment to these liabilities based off of historical experience. Second, the model assumes a normal bell-shaped curve distribution, although this assumption is elusive in volatile financial markets. Frequently, the extreme may be the reality as evidenced by the experience seen in the early 1980s. Third, the model assumes fairly normal correlation patterns. In reality, however, correlation structures are unstable over time. Fourth, most EAR approaches measure risk over less than two years; however, this is likely not enough time to detect structural relationships between variables. And fifth, the model assumes theoretical pricing based off of a linear relationship between market rates and earnings. This relationship actually has more of a curvature relationship based off of the inherent convexity present in all fixed rate

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


instruments having a defined maturity. In other words, a fixed rate instrument will appreciate by a greater amount than it will decline.

Based on the model utilized, the interest rate risk of the Company expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 1998, is as follows:

                                                                            Basis Point Change
                                                             ---------------------------------------------------
                                                             +200           +100             -100           -200
                                                             ----           ----             ----           ----
Percentage change in net interest income
  due to an immediate change in interest
  over a one-year time horizon                              (7.44%)        (3.72%)           3.29%          5.57%

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

Federal financial institution regulators, which are coordinating efforts to assure year 2000 compliance, have identified five major phases to the Year 2000 compliance efforts. The phases are generally summarized as: Awareness, Assessment, Renovation, Validation (testing), and Implementation. F&M is keying its compliance efforts to those phases. Currently, F&M has completed its review process, and has begun testing and implementing solutions where necessary. Further information as to F&M's Year 2000 expected schedule for efforts by phase, and its estimates of the percentage of completion of those phases at December 31, 1998, is set forth in the following chart:

                                Estimated                    Estimated
                               Completion                    Completion
Phase                           Schedule                    Percentage
-----------------------------------------------------------------------
Awareness                       09/30/97                       100%
Assessment                      09/30/97                       100%
Renovation                      12/31/98                       100%
Validation                      03/31/99                        50%
Implementation                  10/30/99                        45%

F&M has to date budgeted $1.5 million for its compliance efforts, and expended $850,000 through December 31, 1998.

As part of its effort, F&M is monitoring year 2000 compliance efforts by its suppliers, because many of F&M's affected systems (such as data processing) are contracted from third parties. Therefore, a significant part of F&M being year 2000 compliant requires such compliance by the third parties, and F&M is subject to their achievement of appropriate year 2000 compliance on a timely basis. F&M regularly receives updates from its "mission-critical" suppliers (such as data processors) as to their year 2000 compliance efforts. F&M has identified its data processing function as one

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


particularly critical function. Based upon information obtained from its two primary data processing suppliers, F&M believes that these systems are year 2000 compliant. In the event that one or both of these processors would not achieve year 2000 compliance on a timely basis (which F&M believes unlikely), F&M has written business resumption plans to address possible problems in the future and expects to monitor developments carefully and adjust and reform its plans accordingly. F&M's plans also include contingency plans, developed by F&M's outside processors, which provides alternative operating procedures in the event unforeseen problems arise.

In addition, F&M has completed its review of internal computers and data processing equipment and systems. Based upon that review, F&M believes that all problems have been identified and will be able to be corrected on a timely basis before the year 2000. As part of its remediation plans, F&M intends to transfer data processing for its 12 bank subsidiaries which are not currently being processed by one of the two primary data processing suppliers to one of its processors. F&M has agreed with the processor to convert these banks over a period from 2/19/99 to 10/22/99. While data processing conversions have an inherent risk of complications, F&M believes this to be the most sound means of addressing the needs of these banks.

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

The credit-worthiness of F&M's customers could also be affected by the year 2000 compliance efforts and failures. F&M loan officers and others are continuing to review year 2000 efforts and compliance levels of F&M's commercial credit customers. The failure of these customers to be year 2000 compliant could adversely affect those businesses, which would, in turn, pose credit risks which could have a material effect on F&M. F&M has reviewed information obtained from approximately 50% of its commercial credit customers. Specific guidelines were used to identify which customers were selected for the review. Based upon that review, F&M believes that further review and careful monitoring of customers will be required in the future. While F&M also recognizes that loans to individuals could be affected by year 2000 issues (for example, loss of employment due to an employer's year 2000 related failure), F&M does not believe there is any practical means to gather such information, which would provide little practical benefit even if it could be obtained. F&M is also attempting to meet customer needs stemming from possible year 2000 related disruptions by creating awareness now to help resolve their potential future problems.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


believe that it has had, or is likely to have, other material projects or initiatives delayed or affected because of the need to focus on year 2000 compliance.

Like many businesses, F&M is making contingency plans for year 2000 related disruptions. The precise plans utilized would, of course, depend upon the exact problems which develop. Disruptions could range from discreet application-specific problems, which can be easily resolved, to systematic failures affecting the banking industry (or other industries) as a whole, or all persons in large geographical areas. F&M cannot identify every disruption that may affect it, but it has identified critical problems that may arise. Loss of electricity or disruption of computer systems if F&M is not able to successfully complete its year 2000 remediation plans are the most likely "worst case" scenarios identified by F&M. F&M has developed and adopted business resumption plans to operate off line or without certain services to minimize disruption of services provided to our customers. Contingency plans of F&M would include, depending upon the magnitude of the problems actually experienced: the processing plans discussed above; additional vault cash reserves; additional funding lines of credit for liquidity; preparing pre 2000 documents on paper to verify post 2000 validity of information; and paper-based systems for the short-term until corrected. Occurrences such as area-wide utility failures may cause businesses, including F&M, to temporarily cease operations at affected locations until the problem is rectified.

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

No one, including F&M, can conclusively predict exactly what year 2000 related problems will eventually occur, or the degree of their impact. However, it is all but certain that there will be at least some year 2000 related problems that are not solved on a timely basis, and some of these will affect F&M. The nature and the degree of impact on F&M would, of course, vary according to the problem or problems which develop. For example, failure of mission-critical functions such as data processing or year 2000 failures affecting large groups, such as utility failures or failures by others affecting the banking industry as a whole, could cause F&M to limit (or even curtail) its operations in affected areas until such time as the problems are cured. Similarly, failures either particular to customers or affecting geographical areas or business segments generally would affect customers, and the degree of disruption would affect credit losses. F&M is unable to predict the magnitude of any such disruptions, or the period of time during which they would affect F&M, although it expects the effects would be most pronounced in the period of time shortly after January 1, 2000.

Statements which are not historical fact (including completion schedules, expectations of future developments, results or scenarios, and cost estimates) are forward-looking statements, and actual results may differ due to factors including those discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

ACCOUNTING CHANGES AND FUTURE ACCOUNTING CHANGES

See Note 1 - Summary of Significant Accounting Policies and Note 2 - Changes in Accounting Principles, of Notes to the Company's Consolidated Financial Statements, for discussion on future accounting changes and changes in accounting principles. Management believes that these new and future statements are not expected to have a material affect on the financial position or operating results of the Company, but may require additional disclosures in the consolidated financial statements.

SUMMARY QUARTERLY FINANCIAL INFORMATION

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                                          Three months ended
                                                    -------------------------------------------------------------
                                                    March 31           June 30      September 30      December 31
                                                    --------           -------      ------------      -----------
                                                                 (in thousands, except per share data)
1998
Interest income                                      $45,122           $45,635           $45,920          $45,750
Interest expense                                      22,051            22,041            22,014           21,133
Net interest income                                   23,071            23,594            23,906           24,617
Provision for loan losses                                693               763               357              625
Net income                                             7,697             8,346             8,586            8,868
Earnings per share (diluted)                             .50               .53               .55              .57
1997
Interest income                                      $38,173           $40,445           $41,554          $42,673
Interest expense                                      18,656            19,711            20,380           21,089
Net interest income                                   19,517            20,734            21,174           21,584
Provision for loan losses                                460               969               737            3,013
Net income                                             6,542             6,799             7,105            2,937
Earnings per share (diluted)                             .44               .46               .48              .20

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 F&M BANCORPORATION, INC.

Dated: March 23, 1999                            By:  /s/  John W. Johnson
--------------------------------------                ------------------------------------
                                                      John W. Johnson,
                                                      President and Chief Executive Officer

                                ---------------

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

                                ---------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

                               SIGNATURE AND TITLE

            /s/ John W. Johnson
-------------------------------------------------         ----------------------------------
   John W. Johnson, President, Chief Executive                 Paul J. Hernke, Director
          Paul J. Hernke, Director

            /s/ Daniel E. Voet                                  /s/ Douglas A. Martin
-------------------------------------------------         ----------------------------------
   Daniel E. Voet, Chief Financial Officer and                 Douglas A. Martin, Director
  Treasurer (also, Principal Accounting Officer)

            /s/ Gail E. Janssen                                  /s/ Robert C. Safford
-------------------------------------------------         ----------------------------------
   Gail E. Janssen, Chairman of the Board                     Robert C. Safford, Director
                and Director

            /s/ Otto L. Cox
-------------------------------------------------         ----------------------------------
         Otto L. Cox, Director                              Glenn L. Schilling, Director

            /s/ Ronald E. Fenton                                  /s/ Joseph F. Walsh
-------------------------------------------------         ----------------------------------
         Ronald E. Fenton, Director                           Joseph F. Walsh, Director

-------------
*  Each of the above signatures is affixed as of March 23, 1999.

                                             F&M BANCORPORATION, INC.
                                                (THE "REGISTRANT")

                                                   EXHIBIT INDEX
                                                        TO
                                             1998 REPORT ON FORM 10-K

Exhibit                                                                     Incorporated Herein                 Filed
Number                            Description                                  By Reference                    Herewith
-------                           -----------                                -------------------               --------

2.1(a)                            Agreement of Merger and                 Exhibit 2.1 to the Registrant's
                                  Reorganization dated as of July 22,     Report on Form 10-Q for the
                                  1998 among the Company, CBE, Inc.       quarter ended June 30,1998
                                  and F&M Merger Corporation*             ("6/30/98 10-Q")

2.1(b)                            Amendment No. 1 thereto, dated                                                   X
                                  November 30, 1998


3(i)                              Restated Articles of Incorporation,      Exhibit 3(i) to 6/30/98 10-Q
                                  as amended through July 22, 1998
                                  (composite copy)



3(ii)                             Restated Bylaws, as amended through                                              X
                                  January 28, 1999

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

10.4**                            Registrant's Deferred Compensation       Exhibit 10.6 to Registrant's
                                  Agreement with Gail E. Janssen           Report on Form 10-K for the
                                                                           year ended December 31, 1992

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

10.7**                            Option Agreement dated March 17,         Exhibit 10.2 to the Registrant's
                                  1993 between Pulaski Bancshares, Inc.    Report on Form 8-K dated
                                  and John W. Johnson, together with the   March 21, 1994
                                  assumption thereof by the Registrant
                                  dated March 21, 1994

10.8(a)**                         Employment Agreement dated as of         Exhibit 10.1 to Registrant's
                                  August 1, 1998 between the Registrant    Report on Form 10-Q for the
                                  and John W. Johnson                      quarter ended September 30,
                                                                           1998 ("9/30/98 10-Q")


10.8(b)**                         Employment Agreement between the         Exhibit 10.8(b) to the
                                  Registrant and John W. Johnson dated     Registrant's Report on Form
                                  July 14, 1997 ("Former Employment        10-K for the year ended
                                  Agreement) (superseded)                  December 31, 1997 ("1997
                                                                           10-K")

10.8(c)**                         Amendment No. 1 to Former                Exhibit 10.8(c) to 1997 10-K
                                  Employment Agreement, dated
                                  November 3, 1997 (superseded)

10.9**                            Employment Agreement dated as of         Exhibit 10.2 to 9/30/98 10-Q
                                  August 1, 1998 between the Registrant
                                  and Daniel E. Voet

10.10                             Agreement and Plan of Merger dated       Exhibit 10.15 to the
                                  as of February 27, 1997 among the        Registrant's Report on
                                  Registrant, F&M Merger Corporation       Form 10-K for the year
                                  and Citizens National Bancorporation,    ended December 31, 1996
                                  Inc.                                     ("1996 10-K")

10.11                             Plan and Agreement of Merger and         Exhibit 10.16 to 1996 10-K
                                  Reorganization dated as of March 19,
                                  1997 among the Registrant, Wisconsin
                                  Ban Corp. and F&M Merger
                                  Corporation*

10.12                             Agreement and Plan of Merger dated as    Exhibit 2.1 to 1997 10-K
                                  of December 1, 1997 among the
                                  Registrant, BancSecurity Acquisition
                                  Corporation and BancSecurity
                                  Corporation*


21.1                              List of Subsidiaries                                                             X

23                                Consent of Wipfli Ullrich Bertelson LLP                                          X

24                                Power of Attorney (contained on the
                                  Signature Page)                                                                  X


Exhibit                                                                     Incorporated Herein                 Filed
Number                            Description                                  By Reference                    Herewith
-------                           -----------                                -------------------               --------
27                                Financial Data Schedules                                                         X

------------------------
*        Excluding schedules and exhibits, which are identified in such documents.  The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

**       Designates management contracts or compensatory plans or arrangements which are filed as exhibits hereto.