Form 10-Q
period 1999-03-31
F&M BANCORPORATION INC
filed 1999-05-17
CIK 793049

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1999
                               ----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number      000-14553
                      ----------------------------------------------------------

                            F&M Bancorporation, Inc.
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999.

        $1.00 par value common
        16,100,864 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES
                           --------------------------

                                      INDEX
                                      -----


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.  FINANCIAL INFORMATION:
----------------------------------
Item l.  Financial Statements                                                                      3

                  Condensed Consolidated Balance Sheets
                    as of March 31, 1999 and December 31,
                    1998 (Unaudited)                                                               4

                  Condensed Consolidated Statements of Earnings
                    for the three months ended March 31, 1999
                    and 1998 (Unaudited)                                                           5

                  Condensed Consolidated Statements of Changes in
                    Stockholders' Equity for the three months ended
                    March 31, 1999 and 1998 (Unaudited)                                            6

                  Condensed Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1999
                    and 1998 (Unaudited)                                                           7

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                                                         8

Item 2.  Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                                             11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               19

PART II. OTHER INFORMATION
-----------------------------
Item 4.  Submission of Matters to a Vote of Security Holders                                      20

Item 6.  Exhibits and Reports on Form 8-K                                                         20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-------  ---------------------

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

The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report.

                  F & M BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                  March 31,      December 31,
                                                                                    1998              1997
                                                                                ------------      -----------
ASSETS
Cash and cash equivalents                                                         $ 59,851         $ 82,061
Investment securities (Note B)
  Held to maturity                                                                 167,936          160,132
  Available for sale - stated at fair value                                        393,560          354,436
Federal funds sold                                                                  15,862           77,548
Loans (Note C)                                                                   1,730,399        1,680,195
  Less:  Allowance for loan losses                                                 (23,329)         (23,291)
                                                                                ----------       ----------
                  Net loans                                                      1,707,070        1,656,904

Bank premises and equipment, net                                                    51,189           49,732
Other real estate                                                                    3,328            3,243
Other assets                                                                        46,921           45,595
                                                                                ----------       ----------
         TOTAL ASSETS                                                           $2,445,717       $2,429,651
                                                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                                          $237,616         $278,314
    Interest bearing                                                             1,733,446        1,730,649
                  Total deposits                                                 1,971,062        2,008,963

  Short-term borrowing                                                              94,200           60,847
  Other borrowings                                                                 111,504           95,234
  Accrued expenses and other liabilities                                            26,856           25,188
                                                                                ----------       ----------

                  Total liabilities                                              2,203,622        2,190,232



Shareholders' Equity
 Common stock - $1 par value:
    Authorized - 50,000,000 shares
    Issued - 15,608,657 and
             15,608,657 shares, respectively                                        15,609           15,609
  Capital surplus                                                                  144,856          144,922
  Retained earnings                                                                 81,931           77,016
  Net unrealized gain on securities available for sale                               1,198            3,489
  Less-Common stock held in treasury at cost-
    44,900 shares and 49,415 shares, respectively                                   (1,499)          (1,617)
                                                                                ----------       ----------
                  Total shareholders' equity                                       242,095          239,419
                                                                                ----------       ----------
         Total liabilities and shareholders' equity                             $2,445,717       $2,429,651

     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)


                                                    Three months ended March 31,
                                                        1999            1998
                                                  -----------    -----------
Interest income
  Interest and fees on loans                           $36,725         $36,635
  Interest on investment securities
    Taxable                                              5,391           5,390
    Exempt from federal tax                              2,256           2,440
Other interest income                                      612             657
                                                       -------         -------
   Total interest income                                44,984          45,122
                                                       -------         -------

Interest expense
  Interest on deposits                                  18,276          19,877
  Interest on short-term borrowing                         898           1,052
  Interest on other borrowing                            1,318           1,123
                                                       -------         -------
        Total interest expense                          20,492          22,052
                                                       -------         -------

        Net interest income                             24,492          23,070

Provision for loan losses                                  462             693
                                                       -------         -------

        Net interest income after
          provision for loan losses                     24,030          22,377
                                                       -------         -------

Other income
  Service charges on deposit accounts                    1,566           1,558
  Other operating income                                 2,843           1,941
  Net security gain                                        117               0
                                                       -------         -------
                                                         4,526           3,499
                                                       -------         -------

Other expenses
  Salaries and employee benefits                         8,863           8,349
  Other operating expense                                6,897           6,521
                                                       -------         -------
                                                        15,760          14,870
                                                       -------         -------

Income before income taxes                              12,796          11,006

Income taxes                                             4,134           3,309
                                                       -------         -------

  NET INCOME                                           $ 8,662         $ 7,697
                                                       =======         =======


EARNINGS PER SHARE - BASIC                                 .56             .49
EARNINGS PER SHARE - DILUTED                               .56             .49

     See accompanying notes to unaudited consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Three Months            Three Months
                                                              Ended                    Ended
                                                          March 31, 1999           March 31, 1998
                                                          --------------           --------------
                                                      Shares    Equity Total    Shares    Equity Total
                                                      ------    ------------    ------    ------------
Balance-beginning of
  period                                            15,608,657     $239,419    13,404,043    $200,933
Acquisition of Bank of South Wayne                                                143,792       4,443
Acquisition of Financial Management
           Services of Jefferson, Inc.                                            641,854      12,784
Comprehensive income:
  Net Income                                                          8,662                     7,697
  Other comprehensive
  income - Change in net
  unrealized gain (loss) on
  securities available for sale                                      (2,291)                    1,746
                                                    -------------------------------------------------
Total comprehensive
  income                                                              6,371                     9,443
                                                    -------------------------------------------------
Cash dividends                                                       (3,747)                   (2,685)
Exercise of stock options                                                52                        29
                                                    -------------------------------------------------

Totals                                              15,608,657     $242,095    14,189,689    $224,947
                                                    -------------------------------------------------

     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                           1999                     1998
                                                                                         ---------               ---------
Increase (decrease) in cash and cash equivalents: Cash flows from operating activities:
        Net income                                                                       $   8,662              $   7,697
        Adjustments to reconcile net income to net cash
          provided by operating activities:
              Provision for depreciation and net amortization                                1,320                  1,007
              Provision for loan losses                                                        462                    693
              Gain on sale of investment securities                                           (117)                     0
              Increase in other assets                                                      (1,572)                (4,001)
              Gain on sale of equipment                                                        (88)                    (3)
              Increase in other liabilities                                                  3,164                  1,424
              Provision for other real estate losses                                             5                      1
              (Gain) loss on sale of other real estate                                         (43)                     6
                                                                                         ---------              ---------
      Net cash provided by operating activities                                             11,793                  6,824
                                                                                         ---------              ---------

      Cash flows from investing activities:
              Proceeds from sale of investment securities
                available for sale                                                             474                      0
              Proceeds from maturities of investment
                securities available for sale                                               26,750                 42,034
              Purchase of investment securities
                available for sale                                                         (67,974)               (32,225)
              Proceeds from maturities of investment
                securities held to maturity                                                  1,119                  4,758
              Purchase of investment securities
                held to maturity                                                           (10,938)                (2,341)
              Net increase in loans                                                        (51,051)               (26,839)
              Capital expenditures                                                          (2,643)                (1,439)
              Proceeds from sale of equipment                                                  222                     60
              Proceeds from sale of other real estate                                          325                      0
              Payment for purchase of stock of
                subsidiary banks, net of cash received                                           0                  6,298
                                                                                         ---------              ---------
      Net cash used in investing activities                                               (103,716)                (9,694)
                                                                                         ---------              ---------


    Cash flows from financing activities:
              Net decrease in deposits                                                     (37,901)               (30,191)
              Net increase in short-term borrowings                                         33,352                 10,463
              Dividends paid                                                                (3,747)                (4,351)
              Net increase in other borrowings                                              16,271                  8,234
              Net proceeds options exercised                                                    52                     30
                                                                                         ---------              ---------
    Net cash provided by (used in) financing activities                                      8,027                (15,815)
                                                                                         ---------              ---------

Net decrease in cash and cash equivalents                                                  (83,896)               (18,685)
Cash and cash equivalents at beginning of period                                           159,609                109,228
                                                                                         ---------              ---------
Cash and cash equivalents at end of period                                               $  75,713              $  90,543
                                                                                         =========              =========

     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)
NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisition of BancSecurity Corporation, acquired on July 1, 1998, Bank of South Wayne, acquired on February 9, 1998, and Financial Management Services of Jefferson, acquired on May 28, 1998, all accounted for using the pooling of interest method of accounting. The acquisition of Sentry Bancorp, acquired on January 27, 1998, was accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the date of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on September 1, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE B - INVESTMENT SECURITIES

     Carrying amounts and market values of investment securities held to maturity at March 31, 1999 are as follows:

                                                                                Carrying     Market
                                                                                 Amount      Value
                                                                                --------     ------
                                                                                   (in thousands)
Exempt obligations of states and political subdivisions                         $167,936    $175,615
                                                                                ========    ========

NOTE C - LOANS

     At March 31, 1999, loans are as follows:


                                                   (in thousands)
Commercial and industrial                                                                 $  420,085
Agricultural                                                                                 124,824
Real estate construction                                                                      58,709
Real estate mortgage                                                                         996,200
Installment and other consumer                                                               130,581
                                                                                          ----------
                                                                                           1,730,399
Less allowance for loan losses                                                              (23,329)
                                                                                          ----------
       Net loans                                                                          $1,707,070
                                                                                          ==========

NOTE D - EARNINGS PER SHARE OF COMMON STOCK

     Earnings per share are based on weighted average number of common shares outstanding restated to reflect the 10% stock dividend paid to stockholders on September 1, 1998. The following shows the computation of the basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.

                                                      Weighted
                                                       Average
                                                      Number of     Earnings Per
                                       Net Income      Shares             Share
--------------------------------------------------------------------------------
                                    (in Thousands)
1999
--------------------------------------------------------------------------------
Earnings per share-Basic                $8,662       15,560,008         $0.56
Effect of stock options                                  29,376
--------------------------------------------------------------------------------
Earnings per share-Diluted              $8,662       15,589,384         $0.56
================================================================================
1998
--------------------------------------------------------------------------------
Earnings per share-Basic                $7,697       15,587,855         $0.49
Effect of stock options                                  50,853
--------------------------------------------------------------------------------
Earnings per share-Diluted              $7,697       15,638,708         $0.49
================================================================================

NOTE E - NON-PERFORMING ASSETS

     The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at March 31, 1999:

(in thousands)
Non-accrual loans                 $13,701   0.79%
Loans past due 90 days or more      2,395   0.14
Restructured loans                      0   0.00
                                   ------   ----

Total non-performing loans         16,096   0.93

Other real estate owned             3,328   0.19
                                   ------   ----

Total non-performing assets       $19,424   1.12%
                                  =======   ====


NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at March 31, 1999; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:

(in thousands)
Average balance of loans for period      $1,702,736
                                         ----------
Allowance for loan losses at
  beginning of period                        23,291

Loans charged off
  Commercial and Industrial                     313
  Real Estate - Mortgage                         27
  Installments and Other Consumer Loans         201
                                              -----

  Total charge offs                             541

Recoveries on loans previously
  charged off
  Commercial and Industrial                      22
  Real Estate - Mortgage                         36
  Installment and Other Consumer Loans           59
                                              -----

  Total recoveries                              117

Net loans charged off                           424

Provisions for loan losses of banks
     acquired at date of acquisition              0

Provisions for loan
  losses                                        462
Allowance for loan losses
  at end of period                          $23,329
                                            =======
Ratio of net charge offs
  during period to average
  loans outstanding (annualized)               0.10%
Allowance for loan
  losses to total loans                        1.35%

NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at March 31, 1999:

                                                    Percent
                                                    of loans
                                        Amount of   in each
                                        reserve     category
                                        for loan    to total
(in thousands)                           losses      loans
------------------------------------------------------------
Commercial,
   industrial, and
   agricultural                        $11,175        31.5%
Real estate -
   construction                            420         3.4
Real estate - mortgage                   7,675        57.6
Installment and other
   consumer loans                        4,059         7.5
                                        ------       -----
                                       $23,329       100.0%
                                       =======       =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL

      The following discussion and analysis provides information regarding the Company's results of operations for the three months ended March 31, 1999 and 1998 and financial condition at March 31, 1999. These statements have been restated to reflect the acquisition of BancSecurity Corporation, acquired on July 1, 1998, Bank of South Wayne, acquired on February 9, 1998, and Financial Management Services of Jefferson, acquired on May 28, 1998, accounted for using the pooling of interests method of accounting. The acquisition of the Sentry Bancorp, acquired on January 27, 1998, was accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of this entity only since the date of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on September 1, 1998.

      On April 18, 1999, the company signed a definitive Agreement and Plan of Merger that provides for the acquisition of the Company by Citizens Banking Corp. of Flint, Michigan ("Citizens"). Under the terms of the Agreement, Citizens will acquire all of the outstanding shares of the company through a merger transaction pursuant to which the Company's shareholders will receive
1.303 shares of Citizens in exchange for each share of F&M common stock. Consummation of the transaction is subject to regulatory approval, approval of the company's shareholders and the satisfaction of certain other conditions, and therfore there can be no assurance of completion.

   The Company has also announced one pending acquisition, which was completed on May 14, 1999. CBE, Inc., the holding company for Community Bank of Elkhorn. This acquisition will be accounted for using the pooling of interests method of accounting, but is not reflected in this report as the transaction closed after the quarter's end. CBE had assets of approximately $100 million and one location in Elkhorn, Wisconsin. F&M issued approximately 525,200 shares of its common stock in this transaction.

      Discussions in this Management's Discussion and elsewhere in this Annual Report, that are not statements of historical fact (including statements in the future tense or which include terms such as "believe", "expect", "anticipate" or "may") are forward-looking statements that involve risks and uncertainties, and Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the inability to complete announced acquisition transactions, the effects of acquisitions, and the ability to integrate acquired operations, market acceptance of the Company's products and services, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors, including those described in this Management's Discussion and Analysis and elsewhere in this report.

RESULTS OF OPERATIONS

   For the three months ended March 31, 1999, net income increased $965,000, or 12.5%, to $8.7 million from $7.7 million in the first quarter of 1998. The annualized return on average assets was 1.45% for the first quarter of 1999 compared with 1.35% for the first quarter of 1998. Returns on average stockholders' equity on an annualized basis for the first quarters of 1999 and 1998 were 14.63% and 14.04%, respectively.

Net Interest Income

   Net interest income for the three months ended March 31, 1999 increased $1.4 million, or 6.2%, to $24.5 million from $23.0 million in the first quarter of 1998. Total interest income for the first quarter of 1999 decreased $138,000, or 0.3%, to $45.0 million from $45.1 million in the first quarter of 1998. Interest expense decreased $1.6 million, or 7.1%, to $20.5 million in the first quarter of 1999 from $22.1 million in the first quarter of 1998.

  Increased net interest income for the three month period is attributable to the increase in asset volume resulting from the Company's internal growth and acquisitions, and the slight increase in the Company's net interest margin (4.57% vs 4.51% at March 31, 1999 and 1998, respectively). Total interest income decreased slightly for the three month period in 1999 compared to the same period last year as a result of decreasing interest rates over the past year on interest earning assets, while total interest expense decreased for the three month period in 1999 compared to 1998 as a result of decreasing interest rates paid on deposits and borrowings.

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

      The provision for loan losses for the three months ended March 31, 1999 decreased $231,000, or 33.4%, to $462,000 from $693,000 in the first quarter of 1998. This decrease in the provision for the first three months was made mainly to reflect a reduction in net charge offs which decreased from $505,000 in the first three months of 1998 to $424,000 in the first three months of 1999 and a decrease in non performing assets of $1.6 million or 7.5%, to $19.4 million from $21.0 million in the first quarter of 1998.

Non-Interest Income

      The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for the three months ended March 31, 1999 increased $1.0 million, or 29.3%, to $4.5 million from $3.5 million in the first quarter of 1998. The increase was due principally to increases in secondary market commissions, service charges and other fee income.

Non-Interest Expense

      Non-interest expense for the three months ended March 31, 1999 increased $890,000, or 6.0%, to $15.8 million from $14.9 million in the first quarter of 1998. This increase was primarily due to the normal increases in salaries and employee benefits and additional occupancy expenses associated with opening 5 new offices in 1998 and 1999.

      The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 1.90% in the first quarter of 1999 compared with 1.99% in the first quarter of 1998.

      Due to the sensitivity of the overhead ratio to changes in the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income on a fully-taxable equivalent basis and non-interest income from ongoing operations, excluding nonrecurring items. The efficiency ratio was 52.4% in the first quarter of 1999 compared with 53.4% in the first quarter of 1998. The decreases in this ratio and the overhead ratio resulted from the various factors set forth above.

Provision for Income Taxes

      The Company's provision for income taxes for the three months ended March 31, 1999 increased $825,000, or 24.9%, to $4.1 million from $3.3 million in the first quarter of 1998. The increase in income tax provision was principally due to increased taxable income.

Net Income

      As a result of the preceding factors, net income for the first quarter of 1999 increased by $965,000, or 12.5%, to $8.7 million from $7.7 million in the same period for 1998.

      Basic net income per common share was $0.56 for the first quarter of 1999 compared with $0.49 in the first quarter of 1998 an increase of 14.3%. The Company maintains stock option plans for officers and directors. Fully diluted net income per share was $0.56 for the first quarter of 1999 compared with $0.49 for the first quarter of 1998.

FINANCIAL CONDITION

Loan Portfolio

      At March 31, 1999, total loans increased $50.2 million, or 3.0%, to $1.730 billion from $1.680 billion at December 31, 1998. The loan mix in the Company's portfolio at March 31, 1999 did not change in any material respect compared with December 31, 1998. The first quarter's growth resulted primarily from steady loan demand spread throughout the Company's subsidiary banks.

Non-Performing Assets

      Maintaining excellent credit quality continues to be a priority for the Company. At March 31, 1999, non-performing assets amounted to $19.4 million, compared to $18.3 million at December 31, 1998. Non-performing loans at March 31, 1999 were $16.1 million, or 0.93% of total loans, compared to $15.0 million at December 31, 1998. Other real estate owned ("OREO") at March 31, 1999 was $3.3 million as compared to $3.2 million at December 31, 1998. The ratio of non-performing assets to total loans at March 31, 1999 was 1.12%. Management continues to work at reducing the level of non-performing assets. Non-performing assets increased in the first three months of 1999 because of developments with respect to a number of separate loans, in different locations and industries. Management does not believe that there is any common reason or general trend which accounts for the increase (or that it necessarily is an indication of expected future developments). However, management continues to make an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

Summary of Loan Loss Experience

      For the first three months of 1999, total charge-offs were $541,000 and total recoveries were $117,000,compared to $654,000 and $149,000 respectively in the first three months in 1998. The annualized ratio of net charge-offs to average loans outstanding for the three months ended March 31, 1999 was 0.10% compared to 0.13% in 1998. The charge-offs were not concentrated in any particular industry or location.

Allowance for Loan Losses

      At March 31, 1999 and December 31, 1998, the allowance for loan losses as a percentage of total loans were 1.35% and 1.39% respectively. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The ultimate recovery of all loans is susceptible to future market and economic factors beyond the Company's control as well as factors affecting particular borrowers. Also, the process of setting loss reserves involves an estimation of future occurrences, and is inherently uncertain. These factors may result in future losses or recoveries differing significantly from the allowances and reserves provided in the financial statements.

Investment Portfolio

      At March 31, 1999, the investment portfolio increased $46.7 million, or 9.1%, to $561.5 million from $514.8 million at December 31, 1998. This increase is attributed to the expanding of the leverage program, where by borrowings are matched to securities purchased to produce a positive spread. At March 31, 1999 and December 31, 1998, the investment portfolio represented 23.0% and 21.2% of total assets, respectively.

Deposits

      Total deposits at March 31, 1999 decreased $37.9 million, or 1.9%, to $1.971 billion from $2.009 billion at December 31, 1998. Interest-bearing deposits at March 31, 1999 increased $2.8 million, or 0.2%, to $1.733 billion from $1.731 billion at December 31, 1998. The decrease in deposits is attributable to internal decreases in deposits. Historically, deposits have typically increased at year end and then gradually returned to prior levels, typically resulting in a first quarter decrease in deposits.

Borrowings

      Short-term borrowings at March 31, 1999 were $94.2 million, as compared to $60.8 million at December 31, 1998. Short-term borrowings consist primarily of federal funds purchased and repurchase agreements. The Company has used short-term borrowings to assist in funding its increasing loan demand. Use of short-term funds at quarter end March 31, 1999, reflect the attractiveness of rates for those funds, and the effect of the historically typical reduction of deposits in the first quarter. Going forward, continued reliance on short-term funds may be required if loan demand continues to outpace deposit growth, and, therefore, short-term borrowings are expected to vary from time to time.

      Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of March 31, 1999. These borrowings are secured by pledges of mortgage loans, and totaled $111.5 million at March 31, 1999, compared to $95.2 million at December 31, 1998. These FHLB borrowings had original maturities of one month to fifteen years at March 31, 1999. The increase in other borrowings in 1998 and early 1999 was due primarily to attractiveness in longer term rates and the Company's expansion of the leverage program in which FHLB borrowings are matched to securities purchased.

CAPITAL ADEQUACY

      During the three months ended March 31, 1999, stockholders' equity increased $2.7 million due to net income of $8.7 million in the first quarter, offset by dividends paid to stockholders and a decrease in net unrealized gains on securities. At March 31, 1999, the Company's risk-based Tier 1 capital ratio was 11.80%. The total risk-based capital ratio was 13.00% and the leverage ratio was 9.53%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.93% at March 31, 1999, compared with 9.61% at March 31, 1998.

      F & M's common stock dividend payout ratio was 43.3% in the first three months of 1999 as compared to 28.3% in the comparable 1998 period. These numbers do not include the dividends historically paid by BancSecurity Corporation, Financial Management Services of Jefferson, and Bank of South Wayne prior to their acquisitions by the Company.

   At March 31, 1999, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

   During the first quarter the Company incurred approximately $2 million dollars in capital expenditures for replacement and renovation of facilities. The Company to date has not committed to any additional major commitments to build or purchase in 1999, but also expects to finance any such expenditures through earnings and existing capital resources.

    At March 31, 1999, the Company had loaned its officers an aggregate of $1.7 million to fund their purchase of company owned stock pursuant to a stock ownership plan approved by the Company shareholders in 1996.

LIQUIDITY

      As shown in the Company's Consolidated Statements of Cash Flows for the three months ended March 31, 1999, cash and cash equivalents decreased by $83.9 million during the period to $75.7 million at March 31, 1999. The decrease primarily reflected $11.8 million in net cash provided by operating activities, and $8.0 million in net cash provided by investing activities, which was more than offset by $103.7 million in net cash used by financing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period increased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected a decrease in deposits offset by an increase in short-term and other borrowings. Net cash used in investing activities consisted primarily of a net increase in loans plus necessary capital expenditures.

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

Federal financial institution regulators, which are coordinating efforts to assure year 2000 compliance, have identified five major phases to the Year 2000 compliance efforts. The phases are generally summarized as: Awareness, Assessment, Renovation, Validation (testing), and Implementation. F&M is keying its compliance efforts to those phases. Currently, F&M has completed its review process, and has begun testing and implementing solutions where necessary. Further information as to F&M's Year 2000 expected schedule for efforts by phase, and its estimates of the percentage of completion of those phases at March 31, 1999, is set forth in the following chart:

                                    Estimated                 Estimated
                                    Completion                Completion
Phase                               Schedule                  Percentage
--------------------------------------------------------------------------------

Awareness                           09/30/97                  100%
Assessment                          09/30/97                  100%
Renovation                          12/31/98                  100%
Validation                          06/30/99                   85%
Implementation                      10/30/99                   45%

F&M has to date budgeted $1.5 million for its compliance efforts, and has expended approximately $1.0 million dollars through March 31, 1999.

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

In addition, F&M has completed its review of internal computers and data processing equipment and systems. As a result of the pending affiliation with Citizens Banking Corporation, F&M expects to alter its plans for certain third party data processing conversions to facilitate the ultimate conversion to Citizens' processor; however, the Company does not expect these changes to impact its Y2K compliance.

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

The credit-worthiness of F&M's customers could also be affected by the year 2000 compliance efforts and failures. F&M loan officers and others are continuing to review year 2000 efforts and compliance levels of F&M's commercial credit customers. The failure of these customers to be year 2000 compliant could adversely affect those businesses, which would, in turn, pose credit risks which could have a material effect on F&M. F&M has reviewed information obtained from approximately 50% of its commercial credit customers, which is a level of inquiry F&M believes is appropriate. Specific guidelines were used to identify which customers were selected for the review. Based upon that review, F&M believes that further review and careful monitoring of customers will be required in the future. While F&M also recognizes that loans to individuals could be affected by year 2000 issues (for example, loss of employment due to an employer's year 2000 related failure), F&M does not believe there is any practical means to gather such information, which would provide little practical benefit even if it could be obtained. F&M is also attempting to meet customer needs stemming from possible year 2000 related disruptions by creating awareness now to help resolve their potential future problems.

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

F&M's year 2000 compliance efforts are ongoing, and certain matters and issues remain to be addressed, reviewed, tested and/or finally implemented. However, based in part upon information being received from the third parties providing services to F&M, F&M currently believes that it will be year 2000 compliant in a timely basis to avoid material operational disruptions and to comply in material respects with the requirements of its regulators. To date, F&M has not identified material extraordinary expenditures which will be required to become year 2000 compliant, although further expenditures remain to be incurred and the use of outside personnel or other factors may increase the costs of year2000 compliance beyond F&M's current budget.

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

Future Accounting Changes

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

      The method of analysis presented is "earnings at risk" ("EAR"). While the model employed by the Company is capable of both EAR and "value at risk" ("VAR"), it has chosen to place greater emphasis on EAR because the measurement is believed to be of greatest concern to Company shareholders, as evidenced by the marketplace's focus on quarterly and annual earnings. Furthermore, an immediate rate shock of up or down 100-200 basis points is likely to have a more visible immediate impact on the Company's earnings as compared to its market value. Nevertheless, EAR has shortcomings inherent in its analysis. First, the whole issue as to what maturity should be assigned to the Company's core deposits is one that can vastly impact the results that the model produces. The model employed assumes a longer duration assignment to these liabilities based off of historical experience. Second, the model assumes a normal bell-shaped curve distribution, although this assumption is elusive in volatile financial markets. Frequently, the extreme may be the reality as evidenced by the experience seen in the early 1980s. Third, the model assumes fairly normal correlation patterns. In reality, however, correlation structures are unstable over time. Fourth, most EAR approaches measure risk over less than two years. However, this is likely not enough time to detect structural relationships between
                                      -19-
variables. And fifth, the model assumes theoretical pricing based off of a linear relationship between market rates and earnings. This relationship actually has more of a curvature relationship based off of the inherent convexity present in all fixed rate instruments having a defined maturity; in other words, a fixed rate instrument will appreciate by a greater amount than it will decline.

      Based on the model utilized, the interest rate risk of the Company expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 1999, is as follows:

                                                    Basis Point Change
                                          --------------------------------------
                                          +200       +100      -100       -200

Percentage change in net interest
income due to an immediate change
in interest over a one-year time
horizon                                  (6.79%)    (3.39%)    2.40%      3.64%


         Management continues to closely monitor the company's interest rate position by utilizing both EAR and traditional RSA/RSL measurements. Because EAR remains a relatively new measurement for the Company, no target ranges have yet been established.


                           PART II. OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders on April 27, 1999, pursuant to Proposal 1 (the only matter voted upon), management's nominees named below were elected as directors, of the class whose term expires in the year 2002, by the indicated votes cast for and withheld with respect to each nominee. Of the 10,201,299 shares of Common Stock which were represented at the meeting, the shares voting were voted for the election of each of management's nominees as follows:


                  Name of Nominee            FOR                  WITHHELD
                  ---------------            ---                  --------

                  Otto L. Cox                10,130,763            70,536
                  Glenn Schilling            10,033,506           167,793
                  Douglas A. Martin          10,145,040            56,259

There were no abstentions or broker non votes with respect to the election of directors. In addition to the directors elected at the 1999 annual meeting, the Company's continuing directors are Ronald E. Fenton, Paul J. Hernke, Gail E. Janssen, John W. Johnson, Robert C. Safford and Joseph F. Walsh.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

         (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter. However, The Company filed a report on form 8-K dated April 18, 1999 reporting the signing of an Agreement and Plan of Merger with Citizens Banking Corporation.






                                      -20-

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       F & M BANCORPORATION, INC.

                                       (Registrant)





Date May 14, 1999                      /s/  John W. Johnson
     -------------------               ----------------------------------------
                                       John W. Johnson
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)





Date May 14, 1999                      /s/  Daniel E. Voet
     -------------------               ----------------------------------------
                                       Daniel E. Voet
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX

                            F&M BANCORPORATION, INC.

                   Form 10-Q for Quarter Ended March 31, 1999





        Exhibit No.                                        Description
        -----------                                        -----------

           27                                       Financial Date Schedule