Form 10-Q
period 1999-06-30
F&M BANCORPORATION INC
filed 1999-08-13
CIK 793049

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999
                               ---------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ----------------------

Commission file number                       0-14553
                      -------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 1999.

        $1.00 par value common
        16,103,134 shares

                           F & M BANCORPORATION, INC.
                                AND SUBSIDIARIES
                           --------------------------

                                      INDEX
                                      -----



                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:

Item l.  Financial Statements                                               3

                  Condensed Consolidated Balance Sheets
                    as of June 30, 1999 and December 31,
                    1998 (Unaudited)                                        4

                  Condensed Consolidated Statements of Earnings
                    for the three and six months ended June 30, 1999
                    and 1998 (Unaudited)                                    5

                  Condensed Consolidated Statements of Changes in
                    Stockholders' Equity for the six months ended
                    June 30, 1999 and 1998 (Unaudited)                      6

                  Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 30, 1999
                    and 1998 (Unaudited)                                    7

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                                  8

Item 2.  Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                      11

Item 3.  Quantitative and
                  Qualitative Disclosure about Market Risk                 19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  20

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

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                                            June 30,               December 31,
                                                              1999                    1998
                                                          -----------              ------------
ASSETS
Cash and cash equivalents                                 $    69,645              $    82,061
Investment securities (Note B)
  Held to maturity                                            178,984                  160,132
  Available for sale - stated at fair value                   376,017                  354,436
Federal funds sold                                             23,548                   77,548
Loans (Note C)                                              1,862,809                1,680,195
  Less:  Allowance for loan losses                            (24,518)                 (23,291)
                                                          -----------              -----------
                  Net loans                                 1,838,291                1,656,904

Bank premises and equipment, net                               53,469                   49,732
Other real estate                                               3,133                    3,243
Other assets                                                   49,752                   45,595
                                                          -----------              -----------
         TOTAL ASSETS                                     $ 2,592,839              $ 2,429,651
                                                          ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                  $   275,665              $   278,314
    Interest bearing                                        1,803,853                1,730,649
                                                          -----------              -----------
                  Total deposits                            2,079,518                2,008,963

  Short-term borrowing                                        123,077                   60,847
  Other borrowings                                            113,537                   95,234
  Accrued expenses and other liabilities                       21,772                   25,188
                                                          -----------              -----------

                  Total liabilities                         2,337,904                2,190,232



Shareholders' Equity
  Common stock - $1 par value:
    Authorized - 50,000,000 shares
    Issued - 16,133,845 and
             15,608,657 shares, respectively                   16,134                   15,609
  Capital surplus                                             145,179                  144,922
  Retained earnings                                            95,013                   77,016
  Net unrealized gain on securities available for sale           (366)                   3,489
  Less-Common stock held in treasury at cost-
    30,711 shares and 49,415 shares, respectively              (1,025)                  (1,617)
                                                          -----------              -----------
                  Total shareholders' equity                  254,935                  239,419
                                                          -----------              -----------
         Total liabilities and shareholders' equity       $ 2,592,839              $ 2,429,651
                                                          ===========              ===========


     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Dollars in thousands)


                                          Three months ended   Six months ended
                                               June 30,            June 30,
                                            1999      1998      1999      1998
                                           -------   -------   -------   -------
Interest income
  Interest and fees on loans               $39,482   $37,370   $77,584   $74,006
  Interest on investment securities
    Taxable                                  5,693     5,364    11,346    10,753
    Exempt from federal tax                  2,310     2,378     4,581     4,818
  Other interest income                        374       523     1,103     1,180
                                           -------   -------   -------   -------


     Total interest income                  47,859    45,635    94,614    90,757
                                           -------   -------   -------   -------

Interest expense
  Interest on deposits                      18,951    19,829    38,019    39,706
  Interest on short-term borrowing           1,416     1,107     2,319     2,158
  Interest on other borrowing                1,425     1,104     2,743     2,228
                                           -------   -------   -------   -------
        Total interest expense              21,792    22,040    43,081    44,092
                                           -------   -------   -------   -------

        Net interest income                 26,067    23,595    51,533    46,665

Provision for loan losses                      712       763     1,183     1,456
                                           -------   -------   -------   -------

        Net interest income after
          provision for loan losses         25,355    22,832    50,350    45,209
                                           -------   -------   -------   -------

Other income
  Service charges on deposit accounts        1,822     1,494     3,457     3,052
  Other operating income                     2,469     2,797     5,347     4,738
  Net securities gain                          213         3       329         3
                                           -------   -------   -------   -------
                                             4,504     4,294     9,133     7,793
                                           -------   -------   -------   -------


Other expenses
  Salaries and employee benefits             9,098     8,468    18,211    16,817
  Other operating expense                    7,044     6,606    14,171    13,127
                                           -------   -------   -------   -------
                                            16,142    15,074    32,382    29,944
                                           -------   -------   -------   -------

Income before income taxes                  13,717    12,052    27,101    23,058

Income taxes                                 4,428     3,706     8,792     7,015
                                           -------   -------   -------   -------

   NET INCOME                              $ 9,289   $ 8,346   $18,309   $16,043
                                           =======   =======   =======   =======


EARNINGS PER SHARE - BASIC                 $  0.58   $  0.54   $  1.14   $  1.03
EARNINGS PER SHARE - DILUTED               $  0.58   $  0.53   $  1.14   $  1.03



     See accompanying notes to unaudited consolidated financial statements.

                    F&M BANCORPORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)


                                                         Six Months                    Six Months
                                                           Ended                         Ended
                                                       June 30, 1999                 June 30, 1998
                                                       -------------                 -------------
                                                  Shares           Equity Total    Shares     Equity Total
                                                  ------           ------------    ------     ------------
Balance-beginning of
period                                          15,608,657           $239,419    13,404,043     $200,933
Acquisition of Financial Management
                  Services of Jefferson, Inc                                        641,854       12,784
Acquisition of Bank of South Wayne                                                  143,792        4,443
Acquisition of Community Bank
            of Elkhorn                             525,188              8,482
Comprehensive income:
  Net Income                                                           18,309                     16,043
  Other comprehensive
         income - Change in net
         unrealized gain (loss) on
         securities available for
         sale                                                          (3,855)                     1,507
                                                --------------------------------------------------------
Total comprehensive
         income                                                        14,454                     17,550
                                                --------------------------------------------------------
Cash dividends                                                         (7,744)                    (5,759)
Purchase Treasury shares                                                                            (448)
Exercise of stock options                                                 324                        408
                                                --------------------------------------------------------

Totals                                          16,133,845           $254,935    14,189,689     $229,911
                                                --------------------------------------------------------




     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                        1999               1998
                                                                                     ---------          ---------
Increase (decrease) in cash and cash equivalents:
        Cash flows from operating activities:
        Net income                                                                   $  18,309          $  16,043
        Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for depreciation and net amortization                            2,932              2,314
              Provision for loan losses                                                  1,183              1,456
              Gain on sale of investment securities                                       (329)                (3)
              Increase in other assets                                                  (2,533)            (1,212)
              Gain on sale of equipment                                                    (85)              (179)
              Increase in other liabilities                                             (1,698)            (1,215)
              Provision for other real estate losses                                         6                  2
              Gain on sale of other real estate                                           (112)               (10)
                                                                                     ---------          ---------
      Net cash provided by operating activities                                         17,673             17,196
                                                                                     ---------          ---------

      Cash flows from investing activities:
              Proceeds from sale of investment securities
                available for sale                                                       1,244                  0
              Proceeds from maturities of investment
                securities available for sale                                           84,002             77,481
              Purchase of investment securities
                available for sale                                                     (83,707)           (65,501)
              Proceeds from maturities of investment
                securities held to maturity                                             13,309             15,361
              Purchase of investment securities
                held to maturity                                                       (33,220)            (6,001)
              Net increase in loans                                                   (120,557)           (33,353)
              Capital expenditures                                                      (4,125)            (3,658)
              Proceeds from sale of equipment                                              222                476
              Proceeds from sale of other real estate                                      849                  0
              Payment for purchase of stock of
                subsidiary banks, net of cash received                                  14,447              6,303
                                                                                     ---------          ---------
    Net cash used in investing activities                                             (127,536)            (8,892)
                                                                                     ---------          ---------

      Cash flows from financing activities:
              Net decrease in deposits                                                 (29,429)            (7,568)
              Net increase (decrease) in short-term borrowings                          61,992             (4,048)
              Dividends paid                                                            (7,744)            (5,759)
              Purchase of common stock                                                       0               (448)
              Net increase in other borrowings                                          18,304             16,907
              Net proceeds options exercised                                               324                408
                                                                                     ---------          ---------
    Net cash provided by (used in) financing activities                                 43,447               (508)
                                                                                     ---------          ---------

Net increase (decrease) in cash and cash equivalents                                   (66,416)             7,796
Cash and cash equivalents at beginning of period                                       159,609            109,228
                                                                                     ---------          ---------
Cash and cash equivalents at end of period                                           $  93,193          $ 117,024
                                                                                     =========          =========


     See accompanying notes to unaudited consolidated financial statements.

                   F & M BANCORPORATION, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements, which include the accounts of F&M Bancorporation, Inc. and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements have been restated to reflect the acquisition of BancSecurity Corporation, acquired on July 1, 1998, Bank of South Wayne, acquired February 9, 1998, and Financial Management Services of Jefferson, acquired on May 28, 1998, all accounted for using the pooling of interest method of accounting. The May 14, 1999 acquisition of the Community Bank of Elkhorn accounted for as pooling of interests, was not material to prior years' reported operating results and accordingly, years previous to 1999 have not been restated. The acquisition of Sentry Bancorp, acquired on January 27, 1998, was accounted for using the purchase method of accounting; accordingly, the financial data includes results of operations only since the date of acquisition. All per share information has been adjusted to reflect the 10% stock dividend, paid to shareholders on September 1, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

NOTE B - INVESTMENT SECURITIES
     Carrying amounts and market values of investment securities held to maturity at June 30, 1999 are as follows:


                                                        Carrying      Market
                                                         Amount       Value
                                                        --------     --------
                                                           (in thousands)
Exempt obligations of states and political subdivisions $178,984     $181,516
                                                        ========     ========


NOTE C - LOANS

     At June 30, 1999, loans are as follows:
                                 (in thousands)

Commercial and industrial                                          $  460,841
Agricultural                                                          147,163
Real estate construction                                               65,293
Real estate mortgage                                                1,043,370
Installment and other consumer                                        146,142
                                                                   ----------
                                                                    1,862,809
Less allowance for loan losses                                        (24,518)
                                                                   ----------
       Net loans                                                   $1,838,291
                                                                   ==========


NOTE D - EARNINGS PER SHARE OF COMMON STOCK
     Earnings per share are based on weighted average number of common shares outstanding restated to reflect the 10% stock dividend paid to stockholders on September 1, 1998. The following shows the computation of the basic and diluted earnings per share for the six months ended June 30, 1999 and 1998.


                                              Weighted
                                               Average
                                              Number of        Earnings Per
                                 Net Income    Shares          Share
--------------------------------------------------------------------------------
                               (in Thousands)
1999
--------------------------------------------------------------------------------
Earnings per share-Basic          $18,309    16,091,315        $1.14
Effect of stock options                          32,565
--------------------------------------------------------------------------------
Earnings per share-Diluted        $18,309    16,123,880        $1.14
================================================================================
1998
--------------------------------------------------------------------------------
Earnings per share-Basic          $16,043    15,591,270        $1.03
Effect of stock options                          41,601
--------------------------------------------------------------------------------
Earnings per share-Diluted        $16,043    15,632,871        $1.03
================================================================================


NOTE E - NON-PERFORMING ASSETS

     The following table sets forth the amount of non-performing loans, other real estate owned and non-performing assets, and each of their percentages to total loans at June 30, 1999:

(in thousands)
Non-accrual loans                 $16,324   0.88%
Loans past due 90 days or more      2,263   0.12
Restructured loans                      0   0.00
                                   ------   ----

Total non-performing loans         18,587   1.00

Other real estate owned             3,133   0.17
                                   ------   ----

Total non-performing assets       $21,720   1.17%
                                  =======   ====


NOTE F - SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes loan balances at June 30, 1999; changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off, by loan category; and provisions for loan losses which have been charged to expense:

(in thousands)
Average balance of loans year to date    $1,800,458
                                         ==========
Allowance for loan losses at
  beginning of period                    $   23,291

Loans charged off
  Commercial and Industrial                     847
  Real Estate - Mortgage                         78
  Installments and Other Consumer Loans         445
                                         ----------

  Total charge offs                           1,370

Recoveries on loans previously
  charged off
  Commercial and Industrial                     113
  Real Estate - Mortgage                         77
  Installment and Other Consumer Loans          139
                                         ----------

  Total recoveries                              329

Net loans charged off                         1,041

Provisions for loan losses of bank
     acquired at date of acquisition          1,085

Provisions for loan
  losses                                      1,183
                                         ----------
Allowance for loan losses
  at end of period                       $   24,518
                                         ==========
Ratio of net charge offs
  during period to average
  loans outstanding (annualized)               0.12%
Allowance for loan
  losses to total loans                        1.32%


NOTE G - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the allocation of allowances for loan losses and gives a breakdown of the percentage of loans in each category at June 30, 1999:


                                                   Percent
                                                  of loans
                            Amount of             in each
                             reserve              category
                             for loan             to total
(in thousands)                losses               loans
----------------------------------------------------------
Commercial,
     industrial, and
     agricultural             $11,744               32.6%
Real estate -
     construction                 441                3.5
Real estate - mortgage          8,066               56.0
Installment and other
     consumer loans             4,267                7.9
                              -------              -----
                              $24,518              100.0%
                              =======              =====


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

      The following discussion and analysis provides information regarding the Company's results of operations for the three and six months ended June 30, 1999 and 1998 and financial condition at June 30, 1999. These statements have been restated to reflect the acquisition of BancSecurity Corporation, acquired on July 1, 1998, Bank of South Wayne, acquired on February 9, 1998, and Financial Management Services of Jefferson, acquired on May 28, 1998, accounted for using the pooling of interests method of accounting. Community Bank of Elkhorn, acquired on May 14, 1999, accounted for as pooling of interests, was not material to prior years' reported operating results; accordingly, years previous to 1999 have not been restated. The acquisition of the Sentry Bancorp, acquired on January 27, 1998, was accounted for using the purchase method of accounting; accordingly, the Company's financial data includes results of operations of this entity only since the dates of acquisition. All per share information has been adjusted to reflect the 10% stock dividend paid to shareholders on September 1, 1998.

      On April 18, 1999, the Company signed a definitive Agreement and Plan of Merger that provides for the acquisition of the Company by Citizens Banking Corp. of Flint, Michigan ("Citizens"). The Agreement was amended and restated on July 30, 1999 to adjust the legal structure of the transaction. The amendment and restatement did not affect the economic or other terms of the transaction. Under the terms of the Agreement, Citizens will acquire all of the outstanding shares of the company through a merger transaction pursuant to which the Company's shareholders will receive 1.303 shares of Citizens in exchange for each share of F&M common stock. Consummation of the transaction is subject to regulatory approval, approval of both companies' shareholders and the satisfaction of certain other conditions, and therefore there can be no assurance of completion.

      Discussions in this Management's Discussion, and elsewhere in the Quarterly Report, that are not statements of historical fact (including statements in the future tense or which include terms such as "believe", "expect", "anticipate" or "may") are forward-looking statements that involve risks and uncertainties, and Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, the Company's future lending and collections experiences, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors, including those described in this Management's Discussion and Analysis and elsewhere in this report.

RESULTS OF OPERATIONS

   For the three months ended June 30, 1999, net income increased $944,000, or 11.3%, to $9.3 million from $8.3 million in the second quarter of 1998. The annualized return on average assets was 1.45% for the second quarter of 1999 compared with 1.44% for the second quarter of 1998. Return on average stockholders' equity on an annualized basis for the second quarter of 1999 and 1998 were 14.70% and 14.99%, respectively.

      For the six months ended June 30, 1999, net income increased $2.3 million, or 14.1%, to $18.3 million from $16.0 million in the first half of 1998. The annualized return on average assets was 1.45% for the six months ended June 30, 1999 compared with 1.39% for the first half of 1998. Return on average stockholders' equity on an annualized basis for the six months ended June 30, 1999 and 1998 were 14.70% and 14.44%, respectively.

Net Interest Income

   Net interest income for the three months ended June 30, 1999 increased $2.5 million, or 10.5%, to $26.1 million from $23.6 million in the second quarter of 1998. Total interest income for the second quarter of 1999 increased $2.2 million, or 4.9%, to $47.9 million from $45.6 million in the second quarter of 1998. Interest expense decreased $249,000, or 1.1%, to $21.8 million in the second quarter of 1999 from $22.0 million in the second quarter of 1998.

      Net interest income for the six months ended June 30, 1999 increased $4.9 million, or 10.4%, to $51.5 million from $46.7 million in the first half of 1998. Total interest income for the six months ended June 30, 1999 increased $3.9 million, or 4.2%, to $94.6 million from $90.8 million in the first half of 1998, while interest expense decreased $1.0 million, or 2.3%, to $43.1 million in the six months ended June 30, 1999 from $44.1 million in 1998.

   Increased net interest income for the three and six month periods is attributable to the increase in asset volume due to the Company's internal growth and acquisitions, and the relative stability of the Company's net interest margin. Total interest income increased for the three and six month period in 1999 compared to the same periods last year as a result of an increase in interest and fees on loans due to acquisitions, internal growth, increased loan activity, and generally stable interest rates, while total interest expense decreased for the three and six month periods in 1999 compared to 1998 as a result of decreasing interest rates paid on deposits and borrowings offset by increases in the amount of deposits.

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

      The provision for loan losses for the three months ended June 30, 1999 decreased $51,000, or 6.7%, to $712,000 from $763,000 in the second quarter of 1998. The provision for loan losses for the six months ended June 30, 1999 was $1.2 million, an 18.8% decrease from $1.5 million for the six months ended June 30, 1998. The decrease in the provision resulted from management's review of the allowance and a determination of an appropriate allowance level for the period. See "Allowance for Loan Losses" for further discussion.

Non-Interest Income

      The Company stresses the importance of growth in non-interest income as one of its key long-term strategies. Non-interest income for the three months ended June 30, 1999 increased $209,000, or 4.9%, to $4.5 million from $4.3 million in the second quarter of 1998. Non-interest income for the six months ended June 30, 1999 increased $1.3 million, or 17.2%, to $9.1 million. The increase was due principally to increases in secondary market commissions, security gains, service charges and other fee income. Acquisition of a bank for which prior period information was not restated also contributed to the increase of non-interest income.

Non-Interest Expense

      Non-interest expense for the three months ended June 30, 1999 increased $1.1 million, or 7.1%, to $16.1 million from $15.1 million in the second quarter of 1998. Non-interest expense for the six months ended June 30, 1999 increased $2.4 million, or 8.1% to $32.4 million from $30.0 million in the first half of the year. The increase was primarily due to the acquisition in 1999, resulting from both the cost of the acquisition and the increase from the acquisition with respect for which prior periods were not restated (additional staffing, data processing fees, occupancy expense, etc.), and the normal increases in salaries and employee benefits.

      The overhead ratio, which is computed by subtracting non-interest income from non-interest expense (excluding net securities transactions) and dividing by average total assets, was 1.87% in the first half of 1999 compared with 1.92% in the first half of 1998.

      Due to the sensitivity of the overhead ratio to changes in the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income on a fully-taxable equivalent basis and non-interest income from ongoing operations, excluding nonrecurring items. The efficiency ratio was 51.4% in the first six months of 1999 compared with 52.6% in the first six months of 1998. The decreases in this ratio and the overhead ratio resulted from the various factors set forth above.

Provision for Income Taxes

      The Company's provision for income taxes for the three months ended June 30, 1999 increased $722,000, or 19.5%, to $4.4 million from $3.7 million in the second quarter of 1998. The increase in income tax provision was principally due to increased taxable income.

      The provision for income taxes for the six months ended June 30, 1999 increased $1.8 million, or 25.3% to $8.8 million from $7.0 million in 1998. The increase in income tax provision was principally due to increased taxable income.

Net Income

      As a result of the preceding factors, net income for the second quarter of 1999 increased by $944,000, or 11.3% to $9.3 million from $8.3 million in the same period for 1998. Net income for the first half of 1999 increased by $2.3 million, or 14.1%, to $18.3 million from $16.0 million in the first half of 1998.

      Basic net income per common share was $0.58 for the second quarter of 1999 compared with $0.54 in the second quarter of 1998 an increase of 7.4%. The Company maintains stock option plans for officers and directors. Fully diluted net income per share was $.58 for the second quarter of 1999 compared with $.53 for the second quarter of 1998.

      Basic and fully diluted net income per share was $1.14 for the first half of 1999, compared with $1.03 in the same period for 1998, an increase of 10.7%.

FINANCIAL CONDITION

Loan Portfolio

      At June 30, 1999, total loans increased $182.6 million, or 10.9%, to $1.86 billion from $1.68 billion at December 31, 1998. The loan mix in the Company's portfolio at June 30, 1999 did not change in any material respect compared with December 31, 1998. The year to date growth resulted primarily from loan demand spread throughout the Company's subsidiary banks, along with an acquisition for which prior years have not been restated.


Non-Performing Assets

      Maintaining excellent credit quality continues to be a priority for the Company. At June 30, 1999, non-performing assets amounted to $21.7 million, compared to $18.3 million at December 31, 1998. Non-performing loans at June 30, 1999 were $18.6 million, or 1.0% of total loans, compared to $15.0 million at December 31, 1998. Other real estate owned ("OREO") at June 30, 1999 was $3.1 million as compared to $3.2 million at December 31, 1998. The ratio of non-performing assets to total loans at June 30, 1999 was 1.17%. Management continues to work at reducing the level of non-performing assets. Non-performing assets increased the first six months of 1999 because of acquisitions and developments with respect to a number of separate loans, in different locations and industries. Management does not believe that there is any common reason or general trend which accounts for the increase (or that it necessarily is an indication of expected future developments). However, management continues to take an aggressive collection effort on these assets, carefully monitors these (and other) loans, and regularly reviews and evaluates the non-performing credits to determine appropriate handling and action.

Summary of Loan Loss Experience

      For the first half of 1999, total charge-offs were $1.4 million and total recoveries were $329,000. The annualized ratio of net charge-offs to average loans outstanding for the six months ended June 30, 1999 was 0.12%. The charge-offs were not concentrated in any particular industry.

Allowance for Loan Losses

      The allowance for loan losses as a percentage of total loans was 1.32% and 1.39% at June 30, 1999 and December 31, 1998, respectively. Management continually reviews the loan portfolio, and other factors, to determine the appropriate allowance. The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. In determining the additions to the allowance charged to operating expenses, management considered historical loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, the reserve levels at acquired banks, and current economic conditions that may affect the borrower's ability to pay. The ultimate recovery of all loans is susceptible to future market and economic factors beyond the Company's control as well as factors affecting particular borrowers. Also, the process of setting loss reserves involves an estimation of future occurrences, and is inherently uncertain. These factors may result in future losses or recoveries differing significantly from the allowances and reserves provided in the financial statements.

Investment Portfolio

      At June 30, 1999, the investment portfolio increased $40.4 million, or 7.9%, to $555.0 million from $514.6 million at December 31, 1998. At June 30, 1999 and December 31, 1998, the investment portfolio represented 21.4% and 21.2% of total assets, respectively. Increases in the investment portfolio are primarily attributed to an acquisition for which prior years' financials have not been restated and due to the Company's decision to increase the investment portfolio.

Deposits

      Total deposits at June 30, 1999 increased $70.6 million, or 3.5%, to $2.08 billion from $2.01 billion at December 31, 1998. Interest-bearing deposits at June 30, 1999 increased $73.2 million, or 4.2%, to $1.80 billion from $1.73 billion at December 31, 1998. The increase in deposits is primarily attributable to the acquisition of Community Bank of Elkhorn in the second quarter of 1999, representing approximately $90 million in deposits, offset by an internal decrease in deposits of approximately $20 million. Historically, deposits have typically increased at year end and then gradually returned to prior levels.

Borrowings

      Short-term borrowings at June 30, 1999 were $123.1 million, as compared to $60.8 million at December 31, 1998. Short-term borrowings consist primarily of federal funds purchased and repurchase agreements. The Company has used short-term borrowings to assist in funding its increasing loan demand. Management has taken steps to monitor short-term borrowings and is comfortable with the current level. Going forward, continued reliance on short-term funds may be required if loan demand continues to outpace deposit growth, and, therefore, short-term borrowings are expected to vary from time to time.

      Several of the Company's subsidiary banks, as members of the Federal Home Loan Bank (FHLB), had borrowings from the FHLB as of June 30, 1999. These borrowings are secured by pledges of mortgage loans, and totaled $113.5 million at June 30, 1999, compared to $95.2 million at December 31, 1998. These FHLB borrowings had original maturities of one month to fifteen years at June 30, 1999. The increase in other borrowings in 1998 and early 1999 was due to attractiveness in longer term rates and the Company's implementation of a leverage program in which FHLB borrowings are matched to securities purchased.

CAPITAL ADEQUACY

      During the first half of 1999, shareholders' equity increased $15.5 million due to net income of $18.3 million in the first half of 1999 and the acquisition of Community Bank of Elkhorn, offset by dividends paid to shareholders and a decrease in net unrealized gains on securities. At June 30, 1999, the Company's risk-based Tier 1 capital ratio was 11.94%. The total risk-based capital ratio was 13.14% and the leverage ratio was 9.53%. All such ratios exceed regulatory minimums of 4.0%, 8.0% and 3.0%, respectively. The average equity to average assets ratio was 9.87% at June 30, 1999, compared with 9.66% at June 30, 1998.

      F & M's common stock dividend payout ratio was 41.5% in the first half of 1999 as compared to 27.2% in the comparable 1998 period. These numbers do not include the dividends historically paid by acquisitions prior to their acquisitions by the Company.

   At June 30, 1999, each of the Company's subsidiary banks was in compliance with all applicable capital requirements, and management believes that the capitalization of those banks is adequate.

      During the first half of the year the Company incurred approximatley $2.5 million dollars in capital expenditures for replacement and renovation of facilities. The Company to date has not committed to any additional major commitments to build or purchase in 1999, but also expects to finance any such expenditures through earnings and existing capital resources.

      At June 30, 1999, the Company had loaned its officers an aggregate of $1.9 million to fund their purchase of company owned stock pursuant to a stock ownership plan approved by the Company shareholders in 1996.

LIQUIDITY

      As shown in the Company's Consolidated Statements of Cash Flows for the six months ended June 30, 1999, cash and cash equivalents decreased by $66.4 million during the period to $93.2 million at June 30, 1999. The decrease primarily reflected $17.7 million in net cash provided by operating activities and $43.4 million in net cash provided by financing activities, offset by $127.5 million in net cash used in investing activities. Net cash provided by operating activities primarily consisted of the Company's net income in the period decreased by adjustments for non-cash credits. Net cash provided by financing activities principally reflected an increase in short-term borrowings offset by a decrease in deposits. Net cash used in investing activities consisted primarily of a net increase in loans and investment securities plus necessary capital expenditures offset by net cash received in acquisitions for which prior periods were not restated.

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

      Federal financial institution regulators, which are coordinating efforts to assure year 2000 compliance, have identified five major phases to the Year 2000 compliance efforts. The phases are generally summarized as: Awareness, Assessment, Renovation, Validation (testing), and Implementation. F&M is keying its compliance efforts to those phases. Currently, F&M has completed its review process, and has begun testing and implementing solutions where necessary. Further information as to F&M's Year 2000 expeceted schedule for efforts by phase, and its estimates of the percentage of completion of those phases at June 30, 1999, is set forth in the following chart:


                                   Estimated                 Estimated
                                   Completion                Completion
Phase                               Schedule                 Percentage
--------------------------------------------------------------------------------
Awareness                           09/30/97                   100%
Assessment                          09/30/97                   100%
Renovation                          12/31/98                   100%
Validation                          09/30/99                    95%
Implementation                      10/30/99                    75%


      F&M has to date budgeted $1.5 million for its compliance efforts, and has expended approximately $1.2 million dollars through June 30, 1999.

    As part of that effort, F&M is monitoring year 2000 compliance efforts by its suppliers, because many of F&M's affected systems (such as data processing) are contracted from third parties. Therefore, a significant part of F&M being year 2000 compliant requires such compliance by the third parties, and F&M is subject to their achievement of appropriate year 2000 compliance on a timely basis. F&M regularly receives updates from its "mission-critical" suppliers (such as data processors) as to their Year 2000 compliance efforts. F&M has identified its data processing function as one particularly critical function. Based upon information obtained from its two primary data processing suppliers, F&M believes that these systems are year 2000 compliant. In the event that one or both of these processors would not achieve year 2000 compliance on a timely basis (which F&M believes unlikely), F&M has written business resumption plans to address possible problems in the future and expects to monitor developments carefully and adjust and reform its plans accordingly. F&M's plans also include contingency plans, developed by F&M's outside processors, which provides alternative operating procedures in the event unforseen problems arise.

      In addition, F&M has completed its review of internal computers and data processing equipment and systems and is in the process of implementing necessary upgrades. As a result of the pending affiliation with Citizens Banking Corporation, F&M has altered its plans for certain third party data processing conversions to facilitate the ultimate conversion to Citizen's processor; however, the Company does not expect these changes to impact its Y2K compliance.

      F&M's internal and third party reviews also include areas which are not specifically "technology-related" but are also affected by year 2000 compliance issues. For example, much of F&M's equipment (including building equipment and systems such as security systems, HVAC, elevators, vaults and the like) includes imbedded microchips which could be affected by year 2000 related problems. As to equipment owned by F&M, F&M has assessed and identified non-compliant equipment and is in the process of implementing solutions to correct them. As to services supplied to F&M, F&M has contacted service providers and suppliers and obtained assurance from them. Further testing with suppliers and providers will be completed in 1999. In particular, F&M has monitored compliance efforts by utilities and others who provide services to large areas or customer groups including F&M. In many of these cases, F&M is not sufficiently large a customer or user that it can demand special treatment, assurances or information from the providers. In those cases, F&M employees have monitored public statements by those providers for their state of readiness, attempted to identify any clear issues, and attempted to make appropriate arrangements to the extent any reasonable concerns have been identified.

      The credit-worthiness of F&M's customers could also be affected by the year 2000 compliance efforts and failures. F&M loan officers and others are continuing to review year 2000 efforts and compliance levels of F&M's commercial credit customers. The failure of these customers to be year 2000 compliant could adversely affect those businesses, which would, in turn, pose credit risks which could have a material effect on F&M. F&M has reviewed information obtained from approximately 50% of its commercial credit customers, which is a level of inquiry F&M believes is appropriate. Specific guidelines were used to identify which customers were selected for the review. Based upon that review, F&M believes that further review and careful monitoring of customers will continue to be required. While F&M also recognizes that loans to individuals could be affected by year 2000 issues (for example, loss of employment due to an employer's year 2000 related failure), F&M does not believe there is any practical means to gather such information, which would provide little practical benefit even if it could be obtained. F&M is also attempting to meet customer needs stemming from possible year 2000 related disruptions by creating awareness now to help resolve their potential future problems.

      Because of their concern for the integrity of the financial institutions systems, federal regulators such as the Federal Reserve Board (which regulates F&M and most of its subsidiary banks) and the FDIC (which insures deposits at all F&M banks) have paid close attention to institutions' year 2000 compliance efforts. F&M and its subsidiaries have had such examinations, and have had to address the personnel and other needs to facilitate the examinations. Because of the regulators' stated desire that acquisition activity not interfere with year 2000 readiness, F&M believes that it is possible that regulators may become more reticent to approve acquisitions prior to 2000. Other than those possible effects, F&M does not believe that it has had, or is likely to have, other material projects or initiatives delayed or affected because of the need to focus on year 2000 compliance.

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

      F&M's year 2000 compliance efforts are ongoing, and certain matters and issues remain to be tested and/or finally implemented. However, based in part upon information being received from the third parties providing services to F&M, F&M currently believes that it will be year 2000 compliant in a timely basis to avoid material operational disruptions and to comply in material respects with the requirements of its regulators. To date, F&M has not identified material extraordinary expenditures which will be required to become year 2000 compliant, although further expenditures remain to be incurred and the use of outside personnel or other factors may increase the costs of year 2000 compliance beyond F&M's current budget.

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

      Based on the model utilized, the interest rate risk of the Company expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 1999, is as follows:


                                                    Basis Point Change
                                          ------------------------------------
                                          +200       +100      -100       -200
                                          ----       ----      ----       ----
Percentage change in net interest
income due to an immediate change
in interest over a one-year time
horizon                                  (6.39%)   (3.20%)     2.20%      3.13%


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

     (b) Reports on Form 8-K: In the quarter ended June 30, 1999, the Registrant filed a Report on Form 8-K dated April 18, 1999, reporting the execution of an Agreement and Plan of Merger with Citizens Banking Corporation.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       F & M BANCORPORATION, INC.
                                       ----------------------------------------
                                       (Registrant)


Date  August 13, 1999                   /s/ John W Johnson
     -------------------               ----------------------------------------
                                       John W Johnson
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date  August 13, 1999                   /s/ Daniel E. Voet
     -------------------               ----------------------------------------
                                       Daniel E. Voet
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX

                           F & M BANCORPORATION, INC.

                   Form 10-Q for Quarter Ended June 30, 1999

Exhibit No.                        Description
-----------                        -----------

    2 Agreement and Plan of Merger dated as of the 18th day of April, 1999 as Amended and Restated as of July 30, 1999 by and among Citizens Banking Corporation, Citizens Acquisition, Inc. and F&M Bancorporation, Inc.

   27                      Financial Data Schedule